Form 10-Q
period 1996-06-30
SUMMA FOUR INC
filed 1996-07-30
CIK 900095

          ============================================================

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                         ------------------------------

                                    FORM 10-Q

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
- ---  ACT OF 1934

For the quarterly period ended June 30, 1996
                               -----------------------------------------------

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

          For the transition period from
                                         -----------------------------

      Commission File Number    0-22210
                             -------------------------------------------------

                                SUMMA FOUR, INC.
             (Exact name of registrant as specified in its charter)


            Delaware                                   02-0329497
     (State of Incorporation)              (IRS Employer Identification Number)

               25 Sundial Avenue, Manchester, New Hampshire 03103
              (Address of registrant's principal executive office)

                                 (603) 625-4050
                         (Registrant's telephone number)

                         ------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practical date.

                    Common Stock, $.01 par value 6,382,187
                       Outstanding as of July 18, 1996

          ============================================================

                                SUMMA FOUR, INC.

                               INDEX TO FORM 10-Q

                                                                        Page (s)
                                                                        --------

Part I - Financial Information:

  Item 1 - Financial Statements (unaudited)

      Condensed Consolidated Balance Sheets as of                          1
      June 30, 1996 and March 31, 1996

      Condensed Consolidated Statements of Income                          2
      for the three months ended June 30, 1996 and 1995

      Condensed Consolidated Statements of Cash Flows                      3
      for the three months ended June 30, 1996 and 1995

      Notes to Condensed Consolidated Financial Statements               4-5

 Item 2 - Management's Discussion and Analysis of                        6-7
          Financial Condition and Results of Operations

Part II - Other Information:

  Item 1 - Legal Proceedings                                               8

  Item 2 - Changes in Securities                                           9

  Item 3 - Defaults Upon Senior Securities                                 9

  Item 4 - Submission of Matters to a Vote of                              9
           Security Holders

  Item 5 - Other Information                                               9

  Item 6 - Exhibits and Reports on Form 8-K                                9

Signature(s)                                                              10

                                                                      FORM 10-Q
                                                                      PART I
                                                                      ITEM 1
                                  SUMMA FOUR, INC.                    PAGE 1
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
                        (In thousands, except share data)

                                                  June 30, 1996       March 31, 1996
                                                  -------------       --------------
             Assets
- ----------------------------------
Current assets
  Cash and cash equivalents                            $ 7,154             $ 4,681
  Investments - current                                 11,725              12,284
  Accounts receivable, net                               8,903               9,466
  Inventories, net                                       3,423               3,352
  Deferred income taxes                                  1,988               1,988
  Prepaid and other current assets                         817               1,075
                                                       -------             -------
     Total current assets                               34,010              32,846

Investments - non-current                               21,480              20,758
Property and equipment, net                              3,605               3,755
Other assets                                               193                 340
                                                       -------             -------
                                                       $59,288             $57,699
                                                       =======             =======
Liabilities and Stockholders' Equity
- ------------------------------------
Current liabilities:
  Accounts payable                                      $1,887            $  1,775
  Accrued payroll and related expenses                     965                 957
  Other accrued liabilities                              3,644               3,247
  Deferred revenues                                      1,846               1,720
                                                       -------             -------
     Total current liabilities                           8,342               7,699

Other long-term liabilities                                985                 863

Stockholders' equity:
  Preferred stock, $.01 par value; authorized
     1,000,000 shares  -- no shares issued                  --                  --
  Common stock, $.01 par value; authorized
     20,000,000 shares; issued 6,382,187
     at  June 30, 1996 and 6,381,437 at
     March 31, 1996                                         64                  64
  Additional paid-in capital                            43,603              43,592
  Accumulated earnings                                  12,045              11,301
  Cumulative translation adjustment                        (86)               (125)
  Unrealized losses on investments                        (606)               (539)
  Treasury stock, at cost, 291,966 shares at
     June 30, 1996 and 300,506 at March 31, 1996        (5,059)             (5,156)
                                                       -------             -------
     Total stockholders' equity                         49,961              49,137
                                                       -------             -------
                                                       $59,288             $57,699
                                                       =======             =======


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                                                      FORM 10-Q
                                                                      PART I
                                                                      ITEM 1
                                                                      PAGE 2

                                SUMMA FOUR, INC.
                   Condensed Consolidated Statements of Income
                                   (Unaudited)
                        (In thousands, except share data)


                                                       Three Months Ended
                                                       ------------------
                                                            June 30,
                                                       1996           1995
                                                       ----           ----
Net revenues                                         $11,189         $9,684
Cost of revenues(*)                                    4,126          3,242
                                                     -------         ------

Gross profit                                           7,063          6,442

Operating expenses:
   Selling, general and administrative(*)              3,379          3,010
   Research and development(*)                         2,762          1,784
                                                     -------         ------

   Total operating expenses                            6,141          4,794
                                                     -------         ------

Operating income                                         922          1,648

Interest income, net                                     277            466
                                                     -------         ------

Income before income taxes                             1,199          2,114

Provision for income taxes                               455            804
                                                     -------         ------

Net income                                           $   744         $1,310
                                                     =======         ======

Net income per share                                 $   .12         $  .20

Weighted average common and
   common equivalent shares
   outstanding                                     6,300,934      6,550,195


(*) For the quarter ended June 30, 1995, a portion of customer service ($178,000) and research and development ($40,000) expenses were reclassified to cost of revenues and corporate quality assurance expenses of $55,000 were reclassified from cost of revenue to selling, general and administrative expenses. These reclassifications had no effect on operating or net income.

               The accompanying notes are an integral part of the
                       consolidated financial statements.


                                                                      FORM 10-Q
                                                                      PART I
                                                                      ITEM 1
                                                                      PAGE 3

                                SUMMA FOUR, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                         Three Months Ended June 30,
                                                         ---------------------------
                                                         1996                   1995
                                                         ----                   ----
Cash flows from operating activities:
  Net income                                           $  744                 $1,310
                                                       ------                 ------
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                           553                    438
  Provision for doubtful accounts                         150                     18
  Provision for excess and obsolete inventory              --                     80
Changes in operating assets and liabilities:
  Accounts receivable                                     452                    744
  Inventory                                               (71)                  (867)
  Prepaid and other current assets                        258                   (321)
  Other assets                                            147                    (16)
  Accounts payable                                        112                   (199)
  Accrued payroll and related expense                       8                   (144)
  Other accrued expenses and other liabilities            653                    916
                                                       ------                 ------
  Total adjustments                                     2,262                    649
                                                       ------                 ------
     Net cash provided by operating
          activities                                    3,006                  1,959
                                                       ------                 ------
Cash flows from investing activities:
  Purchases of property and equipment                    (403)                  (409)
  (Purchase) sale of investments, net                    (230)                  (357)
                                                       ------                 ------
     Net cash used in investing activities               (633)                  (766)
                                                       ------                 ------
Cash flows from financing activities:
  Proceeds from the sale of stock under stock
     option plans                                         108                    211
  Purchase of treasury stock                               --                   (553)
  Principal payments under capital lease obligation        (8)                    --
                                                       ------                 ------
     Net cash provided by (used in)
     financing activities                                 100                   (342)
                                                       ------                 ------
Net increase in cash and cash equivalents               2,473                    851
Cash and cash equivalents, beginning of period          4,681                  7,070
                                                       ------                 ------
Cash and cash equivalents, end of period               $7,154                 $7,921
                                                       ======                 ======

Supplemental disclosure of cash flow information
  Cash paid for interest                               $    3                 $   --


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                                                      FORM 10-Q
                                                                      PART I
                                                                      ITEM 1
                                                                      PAGE 4

                                SUMMA FOUR, INC.

              Notes to Condensed Consolidated Financial Statements

                                 June 30, 1996


1. Basis of Presentation
   ---------------------

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended March 31, 1997. For further information, refer to the Company's consolidated financial statements and notes thereto contained in the Company's Form 10-K for the year ended March 31, 1996.

2. Inventories
   -----------

     Inventories, valued at the lower of cost (determined using the first-in, first-out method) or market and net of a valuation reserve of $442,000 for each period, were as follows (in thousands):

                           June 30, 1996     March 31, 1996
                           -------------     --------------

      Raw materials           $1,385              $1,106
      Work-in-process          1,061               1,288
      Finished goods             977                 958
                              ------              ------
                              $3,423              $3,352
                              ======              ======


3. Income Taxes
   ------------

     The Company's effective tax rate for the three months ended June 30, 1996 and June 30, 1995 was 38%.

                                                                      FORM 10-Q
                                                                      PART I
                                                                      ITEM 1
                                                                      PAGE 5

4. Major Customer Information
   --------------------------

     Historically, a significant portion of the Company's net revenues is derived from a limited number of customers. Approximately 27% of the Company's net revenues for the three months ended June 30, 1996 were from three customers accounting for 10%, 9% and 8% respectively of net revenues. Approximately 33% of the Company's net revenues for the three months ended June 30, 1995 were from three customers accounting for 13%, 11% and 9% respectively of net revenues.

5. Treasury Stock Repurchase
   -------------------------

     On July 21, 1994, the Board of Directors authorized the repurchase of up to 500,000 shares of the Company's common stock. During the three months ended June 30, 1996, the Company reissued 8,540 shares at a price of $12.32. Since the inception of the repurchase program, the Company has repurchased 321,000 shares at an average cost of $16.81 per share and has reissued 29,034 shares at an average price of $12.83. The reissuances relate to purchases under the Company's Employee Stock Purchase Plan. The Company may repurchase additional shares of its stock depending on stock market conditions, price per share and other factors.

                                                                      FORM 10-Q
                                                                      PART I
                                                                      ITEM 2
                                                                      PAGE 6

                                SUMMA FOUR, INC.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                  June 30, 1996

This Quarterly Report on Form 10-Q may contain forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by any such forward-looking statements. These factors include, without limitation, those set forth under the caption "Certain Factors That May Affect Results" in the Company's Annual Report on Form 10-K for the year ended March 31, 1996.

Results of Operations
- ---------------------

Three Months Ended June 30, 1996 Compared with Three Months June 30, 1995
- -------------------------------------------------------------------------

Net revenues for the three months ended June 30, 1996 increased by $1.5 million (16%) to $11.2 million, compared to $9.7 million for the three months ended June 30, 1995. This increase in revenue resulted primarily from increased unit shipments of the Company's VCO 80 product line and increased customer support and training activities. Shipments to the Company's application developers and resellers approximated 44% of revenues for the three months ended June 30, 1996 compared to 42% for the three months ended June 30, 1995. Included in these categories is a growing number of emerging companies. Shipments to international customers represented approximately 41% of total revenues for the quarter ended June 30, 1996 versus 39% for the same quarter in 1995. The Company does not believe that the percentage increase in net revenues in the three months ended June 30, 1996 is necessarily indicative of the percentage increase in net revenues to be generated for any subsequent three month period.

Gross profit increased $.7 million (11%) to $7.1 million for the three months ended June 30, 1996 compared to $6.4 million for the three months ended June 30, 1995. Gross margin decreased to 63% in the three months ended June 30, 1996 from 66.5% in the three months ended June 30, 1995. The decrease in gross margin resulted primarily from an increase in sales through the more highly discounted, indirect revenue channels, an increase in service revenue which generates lower gross margins and a shift in product mix towards lower margin systems. The Company does not believe that the current rates of gross margins are necessarily indicative of future gross margins which may be affected by the level of net revenue, customer mix, cost of components, and discounts granted to high volume purchasers. A reclassification of a portion of customer service ($178,000) and research and development ($40,000) expenses to cost of revenues and a portion of corporate quality assurance ($55,000) expenses from cost of revenues to selling, general and administrative expenses are reflected in the results for the three months ended June 30, 1995. These reclassifications had no effect on operating or net income.

Selling, general and administrative expenses increased by $.4 million (13%) to $3.4 million, or 30% of net revenues, for the three months ended June 30, 1996 compared with $3.0 million, or 31% of net revenues, for the three months ended June 30, 1995. This increase in expenses was primarily attributable to expansion of the Company's direct sales and support organization and increased professional services costs.

                                                                      FORM 10-Q
                                                                      PART I
                                                                      ITEM 2
                                                                      PAGE 7

Research and development expenses increased $1 million (55%) to $2.8 million or 25% of net revenues for the three months ended June 30, 1996 compared to $1.8 million or 18% of net revenues for the three months ended June 30, 1995. This increase in expenses was primarily the result of the expansion of the Company's software engineering staff, increased utilization of contract engineering resources and increased testing and certification costs and material acquisitions for the fabrication of prototype units of new products. The Company's increased spending for research and development is focused towards providing additional product functionality in terms of integrated SS-7, network management, scalability, certifications, and subrate switching. The Company believes that its strategy of increased spending on research and development is required to help advance its position as a core network supplier for telecommunications service providers. The Company believes that the present level of expenditures for research and development will continue through at least the next several quarters.

Operating income decreased by $.7 million (44%) to $.9 million, or 8% of net revenues for the three months ended June 30, 1996, compared to $1.6 million, or 17% of net revenues for the three months ended June 30, 1995. The decrease was due primarily to planned higher research and development expenses.

Liquidity and Capital Resources
- -------------------------------

At June 30, 1996, the Company had $40.4 million in cash and cash equivalents and current and non-current investments. During the three months ended June 30, 1996, cash and cash equivalents increased $2.5 million. At June 30, 1996, the ratio of current assets to current liabilities was 4.1:1 compared to 4.3:1 at March 31, 1996. Purchase commitments to suppliers of the Company's products were approximately $9.1 million and $4.7 million at June 30, 1996 and 1995 respectively.

The Company maintains an unsecured bank line of credit in the amount of $6.0 million. At June 30, 1996, no borrowings were outstanding under this line. Unless renewed, the line expires in September 1996. This line bears interest at the bank's prime interest rate per annum (8.25% at June 30, 1996). The Company believes that cash generated from operations and the total of its cash and short term investments, together with existing sources of debt financing, will be sufficient to meet its anticipated cash requirements for working capital and capital expenditures for at least the next twelve months. The Company does not currently anticipate that it will be required to sell a substantial percentage of its long term investments in the near term.

On July 21, 1994, the Board of Directors authorized the repurchase of up to 500,000 shares of common stock. Such repurchases will be funded through the Company's cash and investments. As of June 30, 1996, the Company had repurchased a cumulative total of 321,000 shares at an average cost of $16.81 per share and had reissued 29,034 shares at an average price of $12.83 related to purchases under its Employee Stock Purchase Plan. The Company may repurchase additional shares depending on stock market conditions, price per share and other factors.

The Company does not consider the impact of inflation on its business activities to have been significant to date.

                                                                      FORM 10-Q
                                                                      PART II
                                                                      ITEM 1-6
                                                                      PAGE 8

                                SUMMA FOUR, INC.
                           Part II - Other Information
                                  June 30, 1996

Item 1 - Legal Proceedings
- --------------------------

     The Company, in the normal course of business, is involved in various legal proceedings that in the opinion of management, will not have a material effect on the Company's financial condition or results of operations. In addition, on July 12, 1994, a civil lawsuit purporting to assert claims under the federal securities laws and the state law of negligent misrepresentation was filed against the Company and various of its officers and directors in the United States District Court for the District of New Hampshire. The defendants named in the action were the Company, Barry R. Gorsun (Chief Executive Officer, and Chairman of the Board), James J. Fiedler (formerly, President and Board Member), John A. Shane (Board Member), William M. Scranton (Board Member) and Robert A. Degan (Board Member). The sole named plaintiff is David Gross, identified in the complaint as a resident of Passaic, New Jersey. The complaint alleges, upon information and belief, that the defendants made false or misleading statements concerning the Company's anticipated results for the first quarter of fiscal 1995 (the quarter ending June 30, 1994), in connection with various press releases issued by the Company and its 1994 Form 10-K, filed with the Securities and Exchange Commission on June 21, 1994. The complaint requested that the action be permitted to proceed as a class action and seeks damages in an unspecified amount. A motion to dismiss the action in its entirety has been filed by the defendants and was argued before the court on January 5, 1995. On November 22, 1995, The United States District Court granted the motion to dismiss the action. The plaintiff thereafter appealed the dismissal and the matter was argued before The United States Court of Appeals for the First Circuit on May 8, 1996. To date, no decision has been rendered. While the ultimate outcome of the lawsuit cannot be predicted with certainty, management of the Company currently believes that the disposition of the lawsuit will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

     Additionally, on August 2, 1995, Claircom Communications Group, Inc. ("Claircom") brought an action against the Company in the King County (Washington) Superior Court alleging breach of contract, breach of warranty and various related claims arising from the joint development of a cabin telecommunications unit (CTU) to be initially installed in airplanes. On October 11, 1995, the Company filed an Answer in the Washington action denying Claircom's allegations and asserted a Counterclaim. The Company also brought an action in the Hillsborough County (New Hampshire) Superior Court on September 12, 1995, seeking payment of royalties, protection of its trade secrets and damages for breach of contract under certain New Hampshire statutes. The Company also sought a preliminary injunction against Claircom. The motion for preliminary injunction was heard on September 26, 1995, along with Claircom's Motion to Dismiss or Stay the New Hampshire action, and on October 12, the New Hampshire court denied the Company's motion for preliminary injunction and Claircom's motion to dismiss or stay. On October 30, 1995, the Washington court granted the Company's motion to stay the Washington action. Claircom's motions to reconsider the Orders of the New Hampshire and the Washington courts have both been denied. The parties are moving forward in the New Hampshire action and this case is in the early stages of discovery. There can be no assurance that an unfavorable outcome would not have a material adverse effect on the Company's financial condition, results of operations, or cash flows.

                                                                      FORM 10-Q
                                                                      PART II
                                                                      PAGE 9

Item 2 - Changes in Securities
- ------------------------------

     Not applicable.

Item 3 - Defaults Upon Senior Securities
- ----------------------------------------

     Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------

     Not applicable.

Item 5 - Other Information
- --------------------------

     Not applicable.

Item 6 - Exhibits and Reports on Form 8-K
- -----------------------------------------

     Not applicable.

                                                                      FORM 10-Q
                                                                      PART II
                                                                      PAGE 10

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Summa Four, Inc.

      Date:  July 25, 1996       By: /s/ Edward C. Callahan, Jr.
                                     ---------------------------
                                 Edward C. Callahan, Jr.
                                 President


      Date:  July 25, 1996       By: /s/ Thomas A. St. Germain
                                     -------------------------
                                 Thomas A. St. Germain
                                 Senior Vice President, Treasurer
                                 and Chief Financial Officer
                                 (Principal Financial and Accounting Officer)