Form 10-Q
period 1996-09-30
SUMMA FOUR INC
filed 1996-11-12
CIK 900095

==============================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                         ------------------------------

                                    FORM 10-Q

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1996
                              ------------------------------------------------

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

              For the transition period from
                                             ---------------------------------

              Commission File Number      0-22210
                                     -----------------------------------------

                                SUMMA FOUR, INC.
             (Exact name of registrant as specified in its charter)

                 Delaware                              02-0329497
         (State of Incorporation)          (IRS Employer Identification Number)

               25 Sundial Avenue, Manchester, New Hampshire 03103
              (Address of registrant's principal executive office)

                                 (603) 625-4050
                         (Registrant's telephone number)

                         ------------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
    such filing requirements for the past 90 days. Yes   X   No
                                                       -----    -----

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practical date.

                     Common Stock, $.01 par value 5,913,496
                    Shares Outstanding as of October 30, 1996

===============================================================================

                                SUMMA FOUR, INC.

                               INDEX TO FORM 10-Q


                                                                       Page(s)
                                                                       -------

Part I - Financial Information:

    Item 1 - Financial Statements (unaudited)

           Condensed Consolidated Balance Sheets as of
           September 30, 1996 and March 31, 1996                             1

           Condensed Consolidated Statements of Income for the
           three months ended September 30, 1996 and 1995 and the
           six months ended September 30, 1996 and 1995                      2

           Condensed Consolidated Statements of Cash Flows
           for the six months ended September 30, 1996 and 1995              3

           Notes to Condensed Consolidated Financial Statements            4-6

    Item 2 - Management's Discussion and Analysis of
             Financial Condition and Results of Operations                7-11


Part II - Other Information:

    Item 1 - Legal Proceedings                                              12

    Item 2 - Changes in Securities                                          13

    Item 3 - Defaults Upon Senior Securities                                13

    Item 4 - Submission of Matters to a Vote of
              Security Holders                                              13

    Item 5 - Other Information                                              13

    Item 6 - Exhibits and Reports on Form 8-K                               13

Signature(s)                                                             14-15

                                                                      FORM 10-Q
                                                                      PART I
                                                                      ITEM 1
                                  SUMMA FOUR, INC.                    PAGE 1

                                 Condensed Consolidated Balance Sheets
                                   (In thousands, except share data)


                                                           September 30, 1996  March 31, 1996
                                                           ------------------  --------------
                                                               (Unaudited)

      Assets
      ------
Current assets:
    Cash and cash equivalents                                     $ 3,173          $ 4,681
    Investments - current                                          10,784           12,284
    Accounts receivable, net                                        9,573            9,466
    Inventories, net                                                4,517            3,352
    Deferred income taxes                                           1,988            1,988
    Prepaid and other current assets                                  763            1,075
                                                                  -------          -------
         Total current assets                                      30,798           32,846

Investments - non-current                                          22,694           20,758
Property and equipment, net                                         3,453            3,755
Other assets                                                          142              340
                                                                  -------          -------
                                                                  $57,087          $57,699
                                                                  =======          =======
Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
    Accounts payable                                              $ 1,871          $ 1,775
    Accrued payroll and related expenses                              869              957
    Other accrued liabilities                                       3,594            3,247
    Deferred revenues                                               1,946            1,720
                                                                  -------          -------
         Total current liabilities                                  8,280            7,699

Other long-term liabilities                                           906              863

Stockholders' equity:
    Preferred stock, $.01 par value; authorized
       1,000,000 shares  -- no shares issued                           --               --
    Common stock, $.01 par value; authorized
       20,000,000 shares; issued 6,384,462
       at September 30, 1996 and 6,381,437 at
       March 31, 1996                                                  64               64
    Additional paid-in capital                                     43,625           43,592
    Accumulated earnings                                           12,240           11,301
    Cumulative translation adjustment                                 (57)            (125)
    Unrealized losses on investments                                 (588)            (539)
    Treasury stock, at cost, 470,966 shares at
         September 30, 1996 and 300,506                            (7,383)          (5,156)
         at March 31, 1996
                                                                  -------          -------
         Total stockholders' equity                                47,901           49,137
                                                                  -------          -------
                                                                  $57,087          $57,699
                                                                  =======          =======


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                                      FORM 10-Q
                                                                      PART I
                                                                      ITEM 1
                                                                      PAGE 2
                                SUMMA FOUR, INC.

                                Condensed Consolidated Statements of Income
                                              (Unaudited)
                                 (In thousands, except per share data)

                                                     Three Months Ended           Six Months Ended
                                                        September 30,               September 30,
                                                        -------------               -------------
                                                    1996           1995           1996           1995
                                                 ----------     ----------     ----------     ----------

Net revenues                                         $9,982         $9,954        $21,171        $19,638
Cost of revenues(*)                                   3,972          3,583          8,098          6,825
                                                     ------         ------        -------        -------

Gross profit                                          6,010          6,371         13,073         12,813

Operating expenses:
      Selling, general and administrative(*)          3,701          3,307          7,080          6,317
      Research and development(*)                     2,266          2,079          5,028          3,863
                                                     ------         ------        -------        -------

      Total operating expenses                        5,967          5,386         12,108         10,180
                                                     ------         ------        -------        -------

Operating income                                         43            985            965          2,633

Interest income, net                                    271            407            548            873
                                                     ------         ------        -------        -------

Income before income taxes                              314          1,392          1,513          3,506

Provision for income taxes                              119            529            574          1,333
                                                     ------         ------        -------        -------

Net income                                           $  195         $  863        $   939        $ 2,173
                                                     ======         ======        =======        =======

Net income per share                                   $.03           $.13           $.15           $.33

Weighted average common and
   common equivalent shares
   outstanding                                    6,199,885      6,500,979      6,250,409      6,501,820



(*) For the three and six month periods ended September 30, 1995, a portion of customer service ($156,000 and $334,000, respectively) and research and development ($74,000 and $114,000, respectively) expenses were reclassified to cost of revenues. In addition, corporate quality expenses of $50,000 and $105,000, respectively, were reclassified from cost of revenues to selling, general and administrative expenses. These reclassifications had no effect on operating or net income.



The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                                      FORM 10-Q
                                                                      PART I
                                                                      ITEM 1
                                                                      PAGE 3

                                SUMMA FOUR, INC.

                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Unaudited)
                                         (In thousands)
                                                              Six Months Ended September 30,
                                                              ------------------------------
                                                                   1996          1995
                                                                  -------       -------
Cash flows from operating activities:
    Net income                                                    $   939       $ 2,173
                                                                  -------       -------
Adjustments to reconcile net income to net cash
    provided by operating activities:
         Depreciation and amortization                              1,147           873
         Provision for doubtful accounts                              150            48
         Provision for excess and obsolete inventory                   --           130
Changes in operating assets and liabilities:
    Accounts receivable                                              (189)       (1,169)
    Inventory                                                      (1,165)         (932)
    Prepaid and other current assets                                  312          (456)
    Other assets                                                      198           (31)
    Accounts payable                                                   96          (118)
    Accrued payroll and related expense                               (88)         (221)
    Other accrued expenses and other liabilities                      633           577
                                                                  -------       -------
    Total adjustments                                               1,094        (1,299)
                                                                  -------       -------

         Net cash provided by operating activities                  2,033           874
                                                                  -------       -------
Cash flows from investing activities:
    Purchases of property and equipment                              (846)         (967)
    Purchases of investments, net                                    (485)         (643)
                                                                  -------       -------
         Net cash used in investing activities                     (1,331)       (1,610)
                                                                  -------       -------
Cash flows from financing activities:
    Proceeds from the sale of stock under stock option plans          130           216
    Purchase of treasury stock                                     (2,324)       (1,547)
    Principal payments under capital lease obligation                 (16)           --
                                                                  -------       -------
         Net cash used in financing activities                     (2,210)       (1,331)
                                                                  -------       -------
Net decrease in cash and cash equivalents                          (1,508)       (2,067)
Cash and cash equivalents, beginning of period                      4,681         7,070
                                                                  -------       -------
Cash and cash equivalents, end of period                          $ 3,173       $ 5,003
                                                                  =======       =======

Supplemental disclosure of cash flow information
    Cash paid for interest                                        $     7       $    --



The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                                      FORM 10-Q
                                                                      PART I
                                                                      ITEM 1
                                                                      PAGE 4

                                SUMMA FOUR, INC.

              Notes to Condensed Consolidated Financial Statements
                               September 30, 1996

1.  Basis of Presentation
    ---------------------

         The accompanying unaudited condensed consolidated financial statements of Summa Four, Inc. ("The Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended March 31, 1997. For further information, refer to the Company's consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended March 31, 1996 and the Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed with the Securities and Exchange Commission.

2.  Inventories
    -----------

         Inventories, valued at the lower of cost (determined using the first-in, first-out method) or market and net of a valuation reserve of $442 for each period, were as follows (in thousands):

                                  September 30, 1996           March 31, 1996
                                  ------------------           --------------

           Raw materials                 $1,917                     $1,106
           Work-in-process                1,406                      1,288
           Finished goods                 1,194                        958
                                         ------                     ------
                                         $4,517                     $3,352
                                         ======                     ======


3.  Income Taxes
    ------------

          The Company's effective tax rate for the six months ended September 30, 1996 and September 30, 1995 was 38%.

                                                                     FORM 10-Q
                                                                     PART I
                                                                     ITEM 1
                                                                     PAGE 5


4.  Major Customer Information
    --------------------------

         Historically, a significant portion of the Company's net revenues is derived from a limited number of customers. Approximately 27% of the Company's net revenues for the six months ended September 30, 1996 were derived from three customers accounting for 10%, 9% and 8% respectively of net revenues. Approximately 36% of the Company's net revenues for the six months ended September 30, 1995 were from three customers accounting for 13%, 12% and 11% respectively of net revenues.

5.  Treasury Stock Repurchase
    -------------------------

         On July 21, 1994, the Board of Directors authorized the repurchase of up to 500,000 shares of the Company's Common Stock (the "Repurchase Program"). The Company completed the Repurchase Program during its fiscal quarter ended September 30, 1996. Under the Repurchase Program, the Company repurchased 500,000 shares at an average cost of $15.44 per share and reissued 29,034 shares at an average price of $12.83. During the six month period ended September 30, 1996, the company repurchased 179,000 shares at an average cost of $12.99 and reissued 8,540 shares at an average price of $12.32. The reissuances relate to purchases under the Company's Employee Stock Purchase Plan.

6.  Legal Proceedings
    -----------------

         The Company, in the normal course of business, is involved in various legal proceedings that in the opinion of management, will not have a material effect on the Company's financial condition or results of operations. In addition, on July 12, 1994, a civil lawsuit purporting to assert claims under the federal securities laws and the state law of negligent misrepresentation was filed against the Company and various of its officers and directors in the United States District Court for the District of New Hampshire. The defendants named in the action were the Company, Barry R. Gorsun (Chief Executive Officer, and Chairman of the Board), James J. Fiedler (formerly, President and Board Member), John A. Shane (Board Member), William M. Scranton (Board Member) and Robert A. Degan (Board Member). The sole named plaintiff is David Gross, identified in the complaint as a resident of Passaic, New Jersey. The complaint alleged, upon information and belief, that the defendants made false or misleading statements concerning the Company's anticipated results for the first quarter of fiscal 1995 (the quarter ending June 30, 1994), in connection with various press releases issued by the Company and its 1994 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on June 21, 1994. The complaint requested that the action be permitted to proceed as a class action and seeks damages in an unspecified amount. A motion to dismiss the action in its entirety was filed by the defendants and was argued before the court on January 5, 1995. On November 22, 1995, The United States District Court granted the motion to dismiss the action. The plaintiff thereafter appealed the dismissal and the matter was argued before The United States Court of Appeals for the First Circuit on May 8, 1996. On August 12, 1996 the United States Court of Appeals for the First Circuit affirmed the dismissal of the action, thus terminating the litigation.

                                                                      FORM 10-Q
                                                                      PART I
                                                                      ITEM 1
                                                                      PAGE 6


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

         The Company also brought an action in the Hillsborough County (New Hampshire) Superior Court on September 12, 1995, seeking payment of royalties, protection of its trade secrets and damages for breach of contract under certain New Hampshire statutes. The Company also sought a preliminary injunction against Claircom. The motion for preliminary injunction was heard on September 26, 1995, along with Claircom's Motion to Dismiss or Stay the New Hampshire action, and on October 12, 1995 the New Hampshire court denied the Company's motion for preliminary injunction and Claircom's motion to dismiss or stay. On October 30, 1995, the Washington court granted the Company's motion to stay the Washington action. Claircom's motions to reconsider the Orders of the New Hampshire and the Washington courts have both been denied. The parties are moving forward in the New Hampshire action and this case is in discovery. There can be no assurance that an unfavorable outcome would not have a material adverse effect on the Company's financial condition, results of operations, or cash flows.

                                                                      FORM 10-Q
                                                                      PART I
                                                                      ITEM 2
                                                                      PAGE 7


                                SUMMA FOUR, INC.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                               September 30, 1996

This Quarterly Report on Form 10-Q of Summa Four, Inc. ("The Company") may contain forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by any such forward-looking statements. These factors include, without limitation, those set forth under the caption below "Factors That May Affect Future Operating Results".

Results of Operations
---------------------

Three Months Ended September 30, 1996 Compared with Three Months September
--------------------------------------------------------------------------
30, 1995
--------

Net revenues for the three months ended September 30, 1996 were $10 million which closely approximated revenues for the three months ended September 30, 1995. Shipments to the Company's application developers and resellers approximated 69% of revenues for the three months ended September 30, 1996 compared to 45% for the three months ended September 30, 1995. Included in these categories is a growing number of emerging companies whose operating performance is less predictable. Shipments to international customers represented approximately 33% of total revenues for the quarter ended September 30, 1996 versus 26% for the same quarter in 1995. The Company experienced extended selling cycles in the three month period ended September 30, 1996 due to longer evaluation periods by potential customers. The Company expects that extended selling cycles will continue to affect the Company's operating results for the foreseeable future.

Gross profit decreased $.4 million (6%) to $6 million for the three months ended September 30, 1996 compared to $6.4 million for the three months ended September 30, 1995. Gross margin decreased to 60% in the three months ended September 30, 1996 from 64% in the three months ended September 30, 1995. The decrease in gross margin was caused by a number of factors including increased competition; a greater use of resellers, which required higher discounts to expand into new market segments; an increase, as a percentage of net revenues, in service revenues, which generate lower margins; and a shift in product mix towards systems which were more lightly configured. The Company believes that it will continue to experience downward pressures on its gross margins, as a result of such factors, at least through the end of its current fiscal year. A reclassification of a portion of customer service ($156,000) and research and development ($74,000) expenses to cost of revenues and a portion of corporate quality assurance ($50,000) expenses from cost of revenues to selling, general and administrative expenses are reflected in the results for the three months ended September 30, 1995. These reclassifications had no effect on operating or net income.

                                                                      FORM 10-Q
                                                                      PART I
                                                                      ITEM 2
                                                                      PAGE 8


Selling, general and administrative expenses increased by $.4 million (12%) to $3.7 million, or 37% of net revenues, for the three months ended September 30, 1996 compared with $3.3 million, or 33% of net revenues, for the three months ended September 30, 1995. This increase was primarily attributable to increased professional services costs and increased legal expenses related to ongoing litigation.

Research and development expenses increased $.2 million (9%) to $2.3 million or 23% of net revenues for the three months ended September 30, 1996 compared to $2.1 million or 21% of net revenues for the three months ended September 30, 1995. This increase in expenses was primarily the result of the expansion of the Company's software engineering staff. The Company's continued spending for research and development is focused towards developing an expanded product line and providing additional functionality to its existing products. The Company believes that its strategy of increased spending on development and sustaining engineering is required to advance its position as a core network supplier for telecommunications service providers.

Operating income decreased by $.9 million (96%) to $43 thousand, or .4% of net revenues for the three months ended September 30, 1996, compared to $1.0 million, or 9.9% of net revenues for the three months ended September 30, 1995. The decrease was due primarily to planned higher research and development expenses, lower gross margin and litigation expenses.

Six Months Ended September 30, 1996 Compared with Six Months Ended September
----------------------------------------------------------------------------
30, 1995
--------

Net revenues for the six months ended September 30, 1996 increased by $1.5 million (8%) to $21.2 million, from $19.6 million for the six months ended September 30, 1995. This increase resulted principally from increased unit sales of the Company's Virtual Central Office (VCO) series product line, an open programmable switching platform. The Company experienced extended selling cycles in the six month period ended September 30, 1996 due to longer evaluation periods by potential customers. The Company expects that extended selling cycles will continue to affect the Company's operating results for the foreseeable future.

Gross profit increased by $.3 million (2%), primarily as a result of relatively higher net revenues in the quarter ended June 30, 1996 as compared to quarter ended September 30, 1996, to $13.1 million for the six months ended September 30, 1996 compared to $12.8 million for the six months ended September 30, 1995. Gross margin decreased to 62% during the six months ended September 30, 1996 from 65% in the six months ended September 30, 1995. A reclassification of a portion of customer service ($334,000) and research and development ($114,000) expenses to cost of revenues and a portion of corporate quality assurance ($105,000) expenses from cost of revenues to selling, general and administrative expenses are reflected in the results for the six months ended September 30, 1995. These reclassifications had no effect on operating or net income.

Selling, general and administrative expenses increased by $.8 million (12%) to $7.1 million, or 33% of revenues, for the six months ended September 30, 1996 compared with $6.3 million, or 32% of net revenues, in the same period of fiscal 1996. This increase resulted primarily from increased staffing levels in the sales and financial functions, facility expansion costs and marketing expenses, as well as legal expenses related to ongoing litigation.

                                                                      FORM 10-Q
                                                                      PART I
                                                                      ITEM 2
                                                                      PAGE 9


Research and development expenses increased by $1.2 million (30%) to $5.0 million, or 24% of net revenues, for the six months ended September 30, 1996 compared to $3.9 million, or 20% of net revenues, in the same period of fiscal 1996. This increase was due primarily to an increase in engineering staff, costs associated with the utilization of contract engineering resources and consulting services.

Operating income decreased by $1.7 million (63%) to $1 million or 5% of net revenues for the six months ended September 30, 1996 compared to $2.6 million or 13% of net revenues for the six months ended September 30, 1995. The decrease was due primarily to planned higher research and development expenses, lower gross margins and litigation expenses.

The Company's effective tax rate for the six months ended September 30, 1996 and September 30, 1995 was 38%.

Liquidity and Capital Resources
-------------------------------

At September 30, 1996, the Company had $36.7 million in cash and cash equivalents and current and non-current investments. During the six months ended September 30, 1996, cash and cash equivalents decreased $1.5 million. The principal reason for the decrease was the expenditure of $2.3 million for repurchase of common stock. At September 30, 1996, the ratio of current assets to current liabilities was 3.7:1 compared to 4.3:1 at March 31, 1996. Purchase commitments of materials used in the production of the Company's products were approximately $5.7 million and $6.4 million at September 30, 1996 and 1995 respectively.

The Company maintains an unsecured bank line of credit in the amount of $6.0 million. At September 30, 1996, no borrowings were outstanding under this line. Unless renewed, the line expires in September 1997. Any borrowings under this line bear interest at the bank's prime interest rate per annum (8.25% at September 30, 1996). The Company believes that cash generated from operations and the total of its cash and short term investments, together with existing sources of debt financing, will be sufficient to meet its anticipated cash requirements for working capital and capital expenditures for at least the next twelve months. The Company does not currently anticipate that it will be required to sell a substantial percentage of its long term investments in the near term.

On July 21, 1994, the Board of Directors authorized the repurchase of up to 500,000 shares of the Company's Common Stock (the "Repurchase Program"). The Company completed the Repurchase Program during its fiscal quarter ended September 30, 1996. Under the Repurchase Program, the Company repurchased 500,000 shares at an average cost of $15.44 per share and reissued 29,034 shares at an average price of $12.83. During the six month period ended September 30, 1996, the Company repurchased 179,000 shares at an average cost of $12.99 and reissued 8,540 shares at an average price of $12.32. The reissuances relate to purchases under the Company's Employee Stock Purchase Plan.

The Company does not consider the impact of inflation on its business activities to have been significant to date.

Factors That May Affect Future Operating Results
------------------------------------------------

A number of uncertainties exist that could affect the Company's future operating results, including without limitation, the following:

                                                                      FORM 10-Q
                                                                      PART I
                                                                      ITEM 2
                                                                      PAGE 10


In Fiscal 1996 and the first six months of Fiscal Year 1997, a majority of the Company's product sales were to existing customers for upgrade or expansion of their networks. The Company's results for the remainder of Fiscal Year 1997 will depend upon its ability both to continue to sell products for use in networks of existing customers and to attract new customers for the Company's products. In addition, in Fiscal Year 1996 and the first six months of Fiscal Year 1997, the Company experienced extended selling cycles due to longer evaluation periods by potential customers. The Company expects that extended selling cycles will continue to affect the Company's operating results for the foreseeable future.

The Company's results are partially dependent on its ability to enhance existing products and introduce new products on a timely basis, and to achieve market acceptance for such enhanced and new products. The Company believes results in Fiscal Year 1996 and the first six months of Fiscal Year 1997 were adversely affected by delays in the release and localization of certain products, and there can be no assurance that the Company will not experience similar delays in the future. The Company plans in Fiscal Year 1997 to enhance the scalability, price performance, and supportability of its products. Any delay in introducing these products or failure of these products to achieve market acceptance could materially adversely affect the Company's future results of operations.

The market for telecommunication switches is based upon sophisticated technologies and is subject to rapid technological change. Competitors of the Company have, in some cases, developed and marketed products having similar functionality as the Company's products. There can be no assurance that the Company will be able to compete successfully in the future against existing or new competitors or that the Company's operating results will not be materially adversely affected by increased price competition. To date, the Company's research and development program has periodically produced system features and enhancements to address particular customer requirements and to respond to competitive conditions. The Company believes its ability to compete in the telecommunication switches market depends on a variety of factors, including product design, successful and timely completion of product development and its ability to offer products at competitive prices. The Company may encounter increased competition from existing competitors and from new market entrants.

The Company is dependent upon sole source suppliers for certain key components used in its products. The Company purchases these sole source components pursuant to purchase orders placed from time-to-time. No assurance can be given that sole source suppliers will devote the resources necessary to support the enhancement or continued availability of such components or that any such supplier will not encounter financial difficulties. The Company is actively seeking alternative solutions to address potentially serious delays or shortages from its major component supplier. If these delays or shortages occur and the Company is unable to effect alternative supply arrangements, its business and results of operations would be materially adversely affected.

The Company's gross margins have been declining recently as a result of a number of factors, including increased competition; a greater use of resellers, which required higher discounts, to expand into new market segments; an increase, as a percentage of net revenues, in service revenues which generate lower margins; and a shift in product mix towards systems which were more lightly configured. The Company believes that it will continue to experience downward pressures on its gross margins, as a result of such factors, at least through the end of its current fiscal year. The Company from time-to-time adds functionality and features that add cost to its products, and the Company's gross margins will be adversely affected to the extent the Company does not increase the price of such systems to offset such increased costs.

                                                                      FORM 10-Q
                                                                      PART I
                                                                      ITEM 2
                                                                      PAGE 11


The Company's ability to develop marketable products and maintain a favorable competitive position in its various markets in light of continuing technological developments will depend, in large part, on its ability to attract and retain highly qualified management, technical, and sales and marketing personnel. Competition for the services of such key employees is intense.

The Company's increasing international business is subject to a number of inherent risks, including the challenges of building and managing foreign operations, unique product requirements, fluctuations in the value of foreign currencies, import/export duties, and unexpected regulatory, economic or political changes in foreign markets.

Because of the foregoing factors, past financial results should not be relied upon as an indication of future performance. The Company believes that period-to-period comparison of its financial results are not necessarily meaningful and expects that its results of operations may fluctuate from period to period in the future.

                                                                      FORM 10-Q
                                                                      PART II
                                                                      ITEM 1-6
                                                                      PAGE 12

                                SUMMA FOUR, INC.
                           Part II - Other Information
                               September 30, 1996


Item 1 - Legal Proceedings
--------------------------

     The Company, in the normal course of business, is involved in various legal proceedings that in the opinion of management, will not have a material effect on the Company's financial condition or results of operations. In addition, on July 12, 1994, a civil lawsuit purporting to assert claims under the federal securities laws and the state law of negligent misrepresentation was filed against the Company and various of its officers and directors in the United States District Court for the District of New Hampshire. The defendants named in the action were the Company, Barry R. Gorsun (Chief Executive Officer, and Chairman of the Board), James J. Fiedler (formerly, President and Board Member), John A. Shane (Board Member), William M. Scranton (Board Member) and Robert A. Degan (Board Member). The sole named plaintiff is David Gross, identified in the complaint as a resident of Passaic, New Jersey. The complaint alleged, upon information and belief, that the defendants made false or misleading statements concerning the Company's anticipated results for the first quarter of fiscal 1995 (the quarter ending June 30, 1994), in connection with various press releases issued by the Company and its 1994 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on June 21, 1994. The complaint requested that the action be permitted to proceed as a class action and seeks damages in an unspecified amount. A motion to dismiss the action in its entirety was filed by the defendants and was argued before the court on January 5, 1995. On November 22, 1995, The United States District Court granted the motion to dismiss the action. The plaintiff thereafter appealed the dismissal and the matter was argued before The United States Court of Appeals for the First Circuit on May 8, 1996. On August 12, 1996 the United States Court of Appeals for the First Circuit affirmed the dismissal of the action, thus terminating the litigation.

     Additionally, on August 2, 1995, Claircom Communications Group, Inc. ("Claircom") brought an action against the Company in the King County (Washington) Superior Court alleging breach of contract, breach of warranty and various related claims arising from the joint development of a cabin telecommunications unit (CTU) to be initially installed in airplanes. On October 11, 1995, the Company filed an Answer in the Washington action denying Claircom's allegations and asserted a Counterclaim. The Company also brought an action in the Hillsborough County (New Hampshire) Superior Court on September 12, 1995, seeking payment of royalties, protection of its trade secrets and damages for breach of contract under certain New Hampshire statutes. The Company also sought a preliminary injunction against Claircom. The motion for preliminary injunction was heard on September 26, 1995, along with Claircom's Motion to Dismiss or Stay the New Hampshire action, and on October 12, 1995 the New Hampshire court denied the Company's motion for preliminary injunction and Claircom's motion to dismiss or stay. On October 30, 1995, the Washington court granted the Company's motion to stay the Washington action. Claircom's motions to reconsider the Orders of the New Hampshire and the Washington courts have both been denied. The parties are moving forward in the New Hampshire action and this case is in discovery. There can be no assurance that an unfavorable outcome would not have a material adverse effect on the Company's financial condition, results of operations, or cash flows.

                                                                      FORM 10-Q
                                                                      PART II
                                                                      PAGE 13



Item 2 - Changes in Securities
------------------------------

         Not applicable.

Item 3 - Defaults Upon Senior Securities
----------------------------------------

         Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         On July 19, 1996, the Company held its 1996 Annual Meeting of
         Shareholders (the "Annual Meeting"). At the Annual Meeting, the following persons were elected as directors of the Company. The number of votes cast for each director, as well as the number of votes withheld, are listed opposite each director's name.

         Name of Director            Votes Cast for Director          Votes Withheld
         ----------------            -----------------------          --------------

         Barry R. Gorsun                    5,182,526                      25,152
         Edward C. Callahan, Jr.            5,182,526                      25,152
         Edgar L. Brown, Jr.                5,182,526                      25,152
         Robert A. Degan                    5,182,526                      25,152
         Gordon T. Ray                      5,182,526                      25,152
         William M. Scranton                5,182,526                      25,152
         John A. Shane                      5,182,526                      25,152

         At the Annual Meeting, with 5,188,557 votes cast in favor, the shareholders ratified the appointment of Coopers & Lybrand L.L.P. as independent accountants of the Company for the fiscal year ending March 31, 1997. 12,060 votes were cast against such ratification, and there were 7,061 abstentions.

Item 5 - Other Information
--------------------------

           Not applicable.

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

           Not applicable.

                                                                      FORM 10-Q
                                                                      PART II
                                                                      PAGE 14






                                   SIGNATURES
                                   ----------




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                   Summa Four, Inc.



    Date:  November 12, 1996   By: /s/ Edward C. Callahan, Jr.
                                   --------------------------------------------
                                   Edward C. Callahan, Jr.
                                   President





    Date:  November 12, 1996   By: /s/ Thomas A. St. Germain
                                   --------------------------------------------
                                   Thomas A. St. Germain
                                   Senior Vice President, Treasurer
                                   and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)