Form 10-Q
period 1996-12-31
SUMMA FOUR INC
filed 1997-02-05
CIK 900095

          ============================================================

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                         ------------------------------

                                    FORM 10-Q

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---

     ACT OF 1934

     For the quarterly period ended      December 31, 1996
                                   ---------------------------------------------

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
     ACT OF 1934

               For the transition period from
                                             -------------------------

                   Commission File Number       0-22210
                                         ----------------------

                                SUMMA FOUR, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                 02-0329497
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

                     Common Stock, $.01 par value 5,898,031
                    Shares Outstanding as of January 27, 1997

          ============================================================

                                SUMMA FOUR, INC.

                               INDEX TO FORM 10-Q


                                                                       Page(s)
                                                                       -------
Part I - Financial Information:

    Item 1 - Financial Statements (unaudited)

          Condensed Consolidated Balance Sheets as of                     1
          December 31, 1996 and March 31, 1996

          Condensed Consolidated Statements of Income                     2
          for the three and nine months
          ended December 31, 1996 and 1995

          Condensed Consolidated Statements of Cash Flows                 3
          for the nine months ended December 31, 1996 and 1995

          Notes to Condensed Consolidated Financial Statements           4-6


    Item 2 - Management's Discussion and Analysis of                    7-11
             Financial Condition and Results of Operations


Part II - Other Information:

    Item 1 - Legal Proceedings                                             12

    Item 2 - Changes in Securities                                         13

    Item 3 - Defaults Upon Senior Securities                               13

    Item 4 - Submission of Matters to a Vote of                            13
             Security Holders

    Item 5 - Other Information                                             13

    Item 6 - Exhibits and Reports on Form 8-K                              13

Signature(s)                                                            14-15

                                                              FORM 10-Q
                                                              PART I
                                                              ITEM 1
                                                              PAGE 1



                                SUMMA FOUR, INC.

                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)

                                                 December 31, 1996   March 31, 1996
                                                 -----------------   --------------
                                                    (Unaudited)

        Assets
----------------------------
Current assets:
    Cash and cash equivalents                          $ 9,882           $ 4,681
    Short-term Investments                               9,943            12,284
    Accounts receivable, net                            10,349             9,466
    Inventories, net                                     5,213             3,352
    Deferred income taxes                                1,988             1,988
    Prepaid and other current assets                     1,086             1,075
                                                       -------           -------
         Total current assets                           38,461            32,846

Long-term Investments                                   16,008            20,758
Property and equipment, net                              3,907             3,755
Other assets                                               157               340
                                                       -------           -------
                                                       $58,533           $57,699
                                                       =======           =======
Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
    Accounts payable                                    $2,454           $ 1,775
    Accrued payroll and related expenses                 1,434               957
    Other accrued liabilities                            3,103             3,247
    Deferred revenues                                    1,738             1,720
                                                        ------           -------
         Total current liabilities                       8,729             7,699

Other long-term liabilities                                763               863

Stockholders' equity:
    Preferred stock, $.01 par value; authorized
        1,000,000 shares -- no shares issued                --                --
    Common stock, $.01 par value; authorized
       20,000,000 shares; issued 6,384,462
       at December 31, 1996 and 6,381,437 at
       March 31, 1996                                       64                64
    Additional paid-in capital                          43,625            43,592
    Accumulated earnings                                12,697            11,301
    Cumulative translation adjustment                       79              (125)
    Unrealized losses on investments                       (41)             (539)
    Treasury stock, at cost, 470,966 shares at
         December 31, 1996 and 300,506                  (7,383)           (5,156)
         at March 31, 1996

         Total stockholders' equity                     49,041            49,137
                                                       -------           -------
                                                       $58,533           $57,699
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

                                                                   FORM 10-Q
                                                                   PART I
                                                                   ITEM 1
                                                                   PAGE 2


                                SUMMA FOUR, INC.
                   Condensed Consolidated Statements of Income
                                   (Unaudited)
                      (In thousands, except per share data)

                                                Three Months Ended        Nine Months Ended
                                                   December 31,              December 31,
                                                   ------------              ------------
                                                 1996         1995         1996       1995
                                               -------      -------       -------    ------

Net revenues                                   $11,624      $10,321      $32,795     $29,958
Cost of revenues(*)                              4,906        3,559       13,004      10,384
                                               -------      -------      -------     -------

Gross profit                                     6,718        6,762       19,791      19,574

Operating expenses:
      Selling, general and administrative(*)     3,714        3,268       10,795       9,583
      Research and development(*)                2,500        2,677        7,528       6,542
                                               -------      -------      -------     -------

      Total operating expenses                   6,214        5,945       18,323      16,125
                                               -------      -------      -------     -------

Operating income                                   504          817        1,468       3,449

Interest income, net                               234          232          783       1,105
                                               -------      -------      -------     -------

Income before income taxes                         738        1,049        2,251       4,554

Provision for income taxes                         281          399          855       1,732
                                               -------      -------      -------     -------


Net income                                     $   457      $   650      $ 1,396     $ 2,822
                                               =======      =======      =======     =======


Net income per share                              $.08         $.10         $.23        $.44

Weighted average common and
   common equivalent shares
   outstanding                               6,050,279    6,272,585    6,183,699   6,373,808


(*) For the three and nine month periods ended December 31, 1995, a portion of customer service ($148,000 and $482,000, respectively) and research and development ($56,000 and $170,000, respectively) expenses were reclassified to cost of revenues. In addition, corporate quality expenses of $57,000 and $162,000, respectively, were reclassified from cost of revenues to selling, general and administrative expenses. These reclassifications had no effect on operating or net income.

             The accompanying notes are an integral part of these condensed consolidated financial statements.


                                                                 FORM 10-Q
                                                                 PART I
                                                                 ITEM 1
                                                                 PAGE 3

                                SUMMA FOUR, INC.
                      Consolidated Statements Of Cash Flows
                                   (Unaudited)
                                 (In thousands)
                                                     Nine Months Ended December 31,
                                                     ------------------------------
                                                           1996            1995
                                                           ----            ----
Cash flows from operating activities:
    Net income                                          $ 1,396          $ 2,822
                                                        -------          -------
Adjustments to reconcile net income to net
 cash provided by operating activities:
         Depreciation and amortization                    1,765            1,453
         Provision for doubtful accounts                    150               48
         Provision for excess and obsolete inventory         --              185
Changes in operating assets and liabilities:
    Accounts receivable                                    (829)             447
    Inventory                                            (1,861)          (1,689)
    Prepaid and other current assets                        (11)            (394)
    Other assets                                            183              (44)
    Accounts payable                                        679             (893)
    Accrued payroll and related expense                     477               50
    Other accrued expenses and other liabilities           (202)           1,322
                                                        -------          -------
    Total adjustments                                       351              485
                                                        -------          -------
         Net cash provided by operating
              activities                                  1,747            3,307
                                                        -------          -------
Cash flows from investing activities:
    Purchases of property and equipment                  (1,917)          (1,927)
    Sales (Purchases) of investments, net                 7,589             (851)
                                                        -------          -------
         Net cash provided by (used in) investing
         activities                                       5,672           (2,778)
                                                        -------          -------
Cash flows from financing activities:
    Proceeds from the sale of stock under stock
         option plans                                       130              329
    Purchase of treasury stock                           (2,324)          (4,149)
    Principal payments under capital lease obligation       (24)             (13)
                                                        -------          -------
         Net cash used in financing activities           (2,218)          (3,833)
                                                        -------          -------
Net increase (decrease) in cash and cash equivalents      5,201           (3,304)
Cash and cash equivalents, beginning of period            4,681            7,070
                                                        -------          -------
Cash and cash equivalents, end of period                $ 9,882          $ 3,766
                                                        =======          =======

Supplemental disclosure of cash flow information
    Cash paid for interest                              $    10          $     2

             The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                              FORM 10-Q
                                                              PART I
                                                              ITEM 1
                                                              PAGE 4

                                SUMMA FOUR, INC.

              Notes to Condensed Consolidated Financial Statements
                                December 31, 1996

1.  Basis of Presentation
    ---------------------

         The accompanying unaudited condensed consolidated financial statements of Summa Four, Inc. the ("Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine month period ended December 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 1997. For further information, refer to the Company's consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended March 31, 1996 and the Quarterly Reports on Form 10-Q for the quarters ended June 30, 1996 and September 30, 1996, filed with the Securities and Exchange Commission.

2.  Inventories
    -----------

         Inventories, valued at the lower of cost (determined using the first-in, first-out method) or market and net of a valuation reserve of $324 and $442 respectively, were as follows (in thousands):

                                     December 31, 1996              March 31, 1996
                                     -----------------              --------------

           Raw materials                    $1,942                        $1,106
           Work-in-process                   2,002                         1,288
           Finished goods                    1,269                           958
                                            ------                        ------
                                            $5,213                        $3,352
                                            ======                        ======


3.  Income Taxes
    ------------

         The Company's effective tax rate for the nine months ended December 31, 1996 and December 31, 1995 was approximately 38%.

                                                                 FORM 10-Q
                                                                 PART I
                                                                 ITEM 1
                                                                 PAGE 5


4.  Major Customer Information
    --------------------------

         Historically, a significant portion of the Company's net revenue is derived from a limited number of customers. Approximately 28% of the Company's net revenues, for the nine months ended December 31, 1996, were derived from three customers accounting for 11%, 9% and 8%, respectively. Similarly, approximately 28% of the Company's net revenues for the nine months ended December 31, 1995 were derived from three customers accounting for 11%, 9% and 8%, respectively.

5.  Treasury Stock Repurchase

         On July 21, 1994, the Board of Directors authorized the repurchase of up to 500,000 shares of the Company's Common Stock (the "Repurchase Program"). The Company completed such program during its fiscal quarter ended September 30, 1996, having repurchased 500,000 shares at an average cost of $15.44 per share and reissued 29,034 shares of these purchases at an average price of $12.83. During the nine month period ended December 31, 1996 the Company repurchased 179,000 shares at an average cost of $12.99 and reissued 8,540 shares of these purchases an average price of $12.32. All reissuances relate to purchases under the Company's Employee Stock Purchase Plan. On December 16, 1996, the Board of Directors authorized the repurchase of an additional 500,000 shares of the Company's Common Stock as an extension of the Repurchase Program.

6.  Legal Proceedings
    -----------------

         The Company, in the normal course of business, is involved in various legal proceedings which, in the opinion of management and the Company's attorney's, will not have a material effect on the Company's financial condition or results of operations.

         In addition, on August 2, 1995, Claircom Communications Group, Inc. ("Claircom") brought an action against the Company in the King County (Washington) Superior Court alleging breach of contract, breach of warranty and various related claims arising from the joint development of a cabin telecommunications unit (CTU) to be initially installed for passenger use in commercial aircraft. On October 11, 1995, the Company filed an answer in the Washington action denying Claircom's allegations and asserted a Counterclaim. The Company also brought an action against Claircom, in the Hillsborough County (New Hampshire) Superior Court on September 12, 1995, seeking payment of royalties, protection of its trade secrets and damages for breach of contract under certain New Hampshire statutes. The Company also sought a preliminary injunction against Claircom. The motion for preliminary injunction was heard on September 26, 1995, together with Claircom's Motion to Dismiss or Stay the New Hampshire action. On October 12, 1995 the New Hampshire court denied the Company's motion for preliminary injunction and Claircom's motion to dismiss or stay. On October 30, 1995, the Washington court granted the Company's motion to stay the Washington action. Claircom's motions to reconsider the orders of the New Hampshire and the Washington courts have both been denied. The parties are moving forward in the New Hampshire action and while the discovery phase continues, a May 1998 trial date has been set. There can be no assurance that an unfavorable outcome would not have a materially adverse effect on the Company's financial condition, results of operations, and/or cash flows.

                                                              FORM 10-Q
                                                              PART I
                                                              ITEM 1
                                                              PAGE 6

                                SUMMA FOUR, INC.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                December 31, 1996

This Quarterly Report on Form 10-Q of Summa Four, Inc. the ("Company") may contain forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by any such forward-looking statements. These factors include, without limitation, those set forth under the caption below "Factors That May Affect Future Operating Results".

Results of Operations
---------------------

Three Months Ended December 31, 1996 Compared to Three Months December 31, 1995
-------------------------------------------------------------------------------

Net revenues for the three months ended December 31, 1996 increased by $1.3 million (13%) to $11.6 million, compared to $10.3 million in revenues for the three months ended December 31, 1995. This increase was related, in part, to increased unit shipments of the Company's recently introduced VCO-20 product line and to increased shipments of sub-assemblies for system expansion. Shipments to the Company's application developers and resellers represented approximately 62% of net revenues for the three months ended December 31, 1996 compared to 44% for the three months ended December 31, 1995. This increase was due primarily to the Company's expansion into new markets through the use of resellers. Included in these categories of customers is a growing number of emerging companies whose operating performance is less predictable. Shipments to international customers represented approximately 38% of net revenues for the quarter ended December 31, 1996 versus 40% for the same quarter in 1995. The Company expects that, from time to time, extended selling cycles, due in large part to longer evaluation periods by potential customers, may be a factor affecting the level of its revenues and therefore, periodically affecting the Company's operating results.

Gross profit decreased $.1 million (.7%) to $6.7 million for the three months ended December 31, 1996 compared to $6.8 million for the three months ended December 31, 1995. Gross margin decreased to 57.8% in the three months ended December 31, 1996 compared to 65.5% in the three months ended December 30, 1995. The decrease in gross margin was caused by a number of factors including increased price competition, shifts in product mix, a higher level of reseller sales necessary to promote expansion into new market segments which typically require higher discounts and increases in service revenues as a percentage of net revenues which generate lower margins than product sales. As a result of such factors, the Company believes it will continue to experience downward pressures on its gross margins for the balance of, and potentially beyond, its current fiscal year.

For the three months ended December 31, 1995, a reclassification of a portion of customer service ($148,000) and research and development ($56,000) expenses to cost of revenues and a portion of corporate quality assurance ($57,000) expenses from cost of revenues to selling, general and administrative expenses were also reflected in the results. These reclassifications had no effect on operating or net income.

                                                                      FORM 10-Q
                                                                      PART I
                                                                      ITEM 2
                                                                      PAGE 7


Selling, general and administrative expenses increased by $.4 million (14%) to $3.7 million, or 32% of net revenues, for the three months ended December 31, 1996 compared to $3.3 million, or 32% of net revenues, for the three months ended December 31, 1995. This increase resulted primarily from a non-recurring compensation charge of $.2 million and increases in commissions consistent with increased revenues.

Research and development expenses decreased $.2 million (7%) to $2.5 million or 22% of net revenues for the three months ended December 31, 1996 compared to $2.7 million or 26% of net revenues for the three months ended December 31, 1995. This decrease was primarily the result of reduced material usage associated with new product development and reduced product certification expenses. The Company believes that its strategy of continued emphasis on development and sustaining engineering is necessary to advance its position as a core network supplier for telecommunications service providers and as a result, the Company's research and development expenditures may increase in the future.

Operating income decreased by $.3 million (38%) to $.5 million, or 4% of net revenues for the three months ended December 31, 1996, compared to $.8 million, or 8% of net revenues for the three months ended December 31, 1995. The decrease was due primarily to lower gross margins as previously discussed.

Nine Months Ended December 31, 1996 Compared to Nine Months Ended December 31,
-------------------------------------------------------------------------------
1995
----

Net revenues for the nine months ended December 31, 1996 increased by $2.8 million (9%) to $32.8 million, from $30 million for the nine months ended December 31, 1995. This increase resulted principally from increased unit sales of the Company's Virtual Central Office (VCO) series product lines and increased shipments of sub-assemblies for system expansion. The Company periodically experienced extended selling cycles in the nine month period ended December 31, 1996 due to longer evaluation periods by potential customers. The Company believes extended selling cycles will remain an ongoing factor thereby periodically affecting the Company's operating results.

Gross profit increased by $.2 million (1%) to $ 19.8 million, primarily as a result of higher net revenues for the nine months ended December 31, 1996 compared to $19.6 million for the nine months ended December 31, 1995. Gross margin decreased to 60.3% during the nine months ended December 31, 1996 from 65.3% in the nine months ended December 31, 1995. The margin decrease for this period was primarily attributable to strategic price reductions resulting from increasing competition, higher reseller sales and other factors, as previously discussed.

For the nine months ended December 31, 1995, a reclassification of a portion of customer service ($482,000) and research and development ($170,000) expenses to cost of revenues and a portion of corporate quality assurance ($162,000) expenses from cost of revenues to selling, general and administrative expenses are reflected in the results. These reclassifications had no effect on operating or net income.

Selling, general and administrative expenses increased by $1.2 million (13%) to $10.8 million, or 33% of revenues, for the nine months ended December 31, 1996 compared to $9.6 million, or 32% of net revenues, in the same period of fiscal 1996. This increase was due primarily to a non-recurring compensation charge and expenses related to ongoing litigation.

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 2
                                                                       PAGE 8


Research and development expenses increased by $1 million (15%) to $7.5 million, or 23% of net revenues, for the nine months ended December 31, 1996 compared to $6.5 million, or 22% of net revenues, in the same period of fiscal 1996. This increase was due primarily to an increase in staffing levels and reflects the Company's longer term strategic intentions to maintain Product Development and Sustaining engineering initiatives at a relatively high percentage of its net revenues.

Operating income decreased by $2.0 million (57.4%) to $1.5 million or 4% of net revenues for the nine months ended December 31, 1996 compared to $3.4 million or 12% of net revenues for the nine months ended December 31, 1995. The decrease was due primarily to lower gross margins, increased spending for staffing additions within the engineering functions and litigation expenses.

The Company's effective tax rate for the nine months ended December 31, 1996 and December 31, 1995 was approximately 38%.

Liquidity and Capital Resources
-------------------------------

At December 31, 1996, the Company had $35.8 million in cash and equivalents and short-term and long-term investments. During the nine months ended December 31, 1996, cash and investments decreased $1.9 million. This decrease was due primarily to the expenditure of $2.2 million related to the repurchase of the Company's common stock under its Repurchase Program. At December 31, 1996, the ratio of current assets to current liabilities was 4.4:1 compared to 4.3:1 at March 31, 1996. Purchase commitments related to materials required to meet product production demands were approximately $7.0 million and $4.1 million at December 31, 1996 and 1995 respectively.

The Company maintains an unsecured bank line of credit in the amount of $6.0 million. At December 31, 1996, no borrowings were outstanding under this line. Unless renewed, the line expires in September 1997. Any borrowings under this line bear interest at the bank's prime interest rate per annum (8.25% at December 31, 1996). The Company believes that cash generated from operations and the total of its cash and short-term investments, together with existing sources of debt financing, will be sufficient to meet its anticipated cash requirements for working capital and capital expenditures for at least the next twelve months. The Company does not currently anticipate that it will be required to sell a substantial percentage of its long-term investments in the near term.

On July 21, 1994, the Board of Directors authorized the repurchase of up to 500,000 shares of the Company's Common Stock (the "Repurchase Program"). The Company completed such purchases during the quarter ended September 30, 1996, having repurchased 500,000 shares at an average cost of $15.44 per share and reissued 29,034 shares of these purchases at an average price of $12.83. During the nine month period ended December 31, 1996, the Company repurchased 179,000 shares at an average cost of $12.99 and reissued 8,540 shares of these purchases at an average price of $12.32. All reissuances related to purchases under the Company's Employee Stock Purchase Plan. On December 16, 1996, the Board of Directors authorized the purchase of up to 500,000 additional shares of The Company's Common Stock as an extension of the Repurchase Program.

The Company does not consider the impact of inflation on its business activities to have been significant to date.

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 2
                                                                       PAGE 9


Factors That May Affect Future Operating Results
------------------------------------------------

A number of uncertainties exist that could affect the Company's future operating results, including without limitation, the following:

In fiscal 1996 and the first nine months of fiscal year 1997, a majority of the Company's product sales were to existing customers for upgrade or expansion of their networks. The Company's results for the remainder of fiscal year 1997 will depend upon its ability both to continue to sell products for use in networks of existing customers and to attract new customers for the Company's products. In addition, in fiscal year 1996 and the first nine months of fiscal year 1997, the Company periodically experienced extended selling cycles due to longer evaluation periods by potential customers. The Company expects that extended selling cycles will periodically continue to affect the Company's operating results for the foreseeable future.

The Company's results are partially dependent on its ability to enhance existing products and introduce new products on a timely basis while achieving market acceptance of both the enhanced and the new products. The Company believes results in fiscal year 1996 and the first nine months of fiscal year 1997 were adversely affected by delays in the release and localization of certain products, and there can be no assurance that the Company will not experience similar delays in the future. During the balance of fiscal year 1997 and beyond, the Company plans to enhance the scalability, price performance, and supportability of its products. Any delay in introducing these features or failure of these products to achieve market acceptance could materially adversely affect the Company's future results of operations.

The market for telecommunication switches is based upon sophisticated technologies and is subject to rapid technological change. Certain companies have been aggressively developing and marketing product to compete with the Company's products. There can be no assurance that the Company will be able to compete successfully in the future against existing or new competitors or that the Company's operating results will not be materially adversely affected by increased price competition. To date, the Company's research and development program has periodically produced new products and system features and enhancements to respond to competitive conditions and to address particular customer requirements. The Company believes its ability to compete in the telecommunication switches market depends on a variety of factors including product design, successful and timely completion of product development and its ability to offer products at competitive prices. The Company may encounter increased competition from existing competitors and from new market entrants featuring new technologies.

In light of continuing technological developments, the Company's ability to develop marketable products and maintain a favorable competitive position in its various markets will also depend, in large part, on its ability to attract and retain highly qualified management, technical, sales and marketing personnel. Competition for the services of such key employees is intense.

The Company is dependent upon sole source suppliers for certain key components used in its products. The Company purchases these sole source components pursuant to purchase orders placed from time-to-time. No assurance can be given that sole source suppliers will devote the resources necessary to support the enhancement

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 2
                                                                       PAGE 10



or provide availability of such components or that any such supplier will not encounter financial difficulties. The Company is actively seeking alternative solutions to address potential delays or shortages from its major component supplier. If these delays or shortages occur and the Company is unable to effect alternative supply arrangements, its business and results of operations would be materially adversely affected.

The Company's gross margins have been declining recently as a result of a number of factors. These include increased competition, higher discounts as a percentage of net revenues related to the increased use of resellers strategically directed toward expansion into new market segments and increases, as a percentage of net revenues, in service revenues which traditionally generate lower margins than product sales. In addition, while the Company's new VCO-20 product line is intended to drive significant increases in unit sales volumes, comparative margins on the VCO-20 are somewhat lower than the Company's other products. The Company believes that it will continue to experience downward pressures on its gross margins, as a result of such factors, at least through the end of its current fiscal year. The Company from time-to-time adds functionality and features that add cost to its products and as a result, the Company's gross margins will be adversely affected to the extent that the Company does not increase the price of such systems to offset increased cost.

The Company's increasing international business is subject to a number of inherent risks which include, among others, the challenges of building and managing foreign operations, unique product/technical requirements, fluctuations in the value of foreign currencies, import/export duties/logistics, and unexpected regulatory, economic or political changes in foreign markets.

Because of the foregoing factors, past financial results should not be relied upon as an indication of future performance. The Company believes that period-to-period comparisons of its financial results are not necessarily meaningful and expects that its results of operations may fluctuate from period to period in the future.

                                                                       FORM 10-Q
                                                                       PART II
                                                                       ITEM 1-5
                                                                       PAGE 11
                                SUMMA FOUR, INC.
                           Part II - Other Information
                                December 31, 1996

Item 1 - Legal Proceedings
--------------------------

The Company, in the normal course of business, is involved in various legal proceedings that in the opinion of management and the Company's attorney's, will not have a material effect on the Company's financial condition or results of operations.

In addition, on August 2, 1995, Claircom Communications Group, Inc. ("Claircom") brought an action against the Company in the King County (Washington) Superior Court alleging breach of contract, breach of warranty and various related claims arising from the joint development of a cabin telecommunications unit (CTU) to be initially installed for passenger use in commercial aircraft. On October 11, 1995, the Company filed an Answer in the Washington action denying Claircom's allegations and asserted a Counterclaim. The Company also brought an action against Claircom in the Hillsborough County (New Hampshire) Superior Court on September 12, 1995, seeking payment of royalties, protection of its trade secrets and damages for breach of contract under certain New Hampshire statutes. The Company also sought a preliminary injunction against Claircom. The motion for preliminary injunction was heard on September 26, 1995, along with Claircom's Motion to Dismiss or Stay the New Hampshire action, and on October 12, 1995 the New Hampshire court denied the Company's motion for preliminary injunction and Claircom's motion to dismiss or stay. On October 30, 1995, the Washington court granted the Company's motion to stay the Washington action. Claircom's motions to reconsider the orders of the New Hampshire and the Washington courts have both been denied. The parties are moving forward in the New Hampshire action and while the discovery phase continues, a May 1998 trial date has been set. There can be no assurance that an unfavorable outcome would not have a material adverse effect on the Company's financial condition, results of operations, or cash flows.

Item 2 - Changes in Securities
------------------------------

         Not applicable.

Item 3 - Defaults Upon Senior Securities
----------------------------------------

         Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         Not applicable.

Item 5 - Other Information
--------------------------

         On November 18, 1996, Edward C. Callahan, Jr. resigned as President and Director of the Company.

                                                                       FORM 10-Q
                                                                       PART II
                                                                       ITEMS 6
                                                                       PAGE 12

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

         a.   Material Contracts Entered Into in Quarter
              ------------------------------------------

              10.1 Employment Agreement dated November 21, 1996 between the Company and Robert A. Degan

              27    Financial Data Schedule

         b. On December 10, 196, the Company filed a report on Form 8-K with respect to an announcement that effective January 1997, Robert A. Degan, a member of the Company's Board of Directors since 1984, had become President and Chief Executive Officer of the Company.

         c.   Exhibit 11
              ----------

                        Computation of Earnings Per Share
                                   (Unaudited)
                    (In thousands, except for per share data)

                                              Three Months Ended  Nine Months Ended
                                                  December 31,       December 31,


                                                1996     1995     1996     1995
                                               ------   ------   ------   ------
Primary

Average shares outstanding
Common Stock                                    5,913    6,102    6,001    6,169

Net effect of dilutive stock options-based
on the treasury stock method using
average market price Common Stock                 137      171      183      205
                                               ------   ------   ------   ------
             Total                              6,060    6,273    6,184    6,374
                                               ======   ======   ======   ======
Net Income                                     $  457   $  650   $1,396   $2,822

Per share amount                               $ 0.08   $ 0.10   $ 0.23   $ 0.44


                                                                       FORM 10-Q
                                                                       PART II
                                                                       PAGE 13






                                   SIGNATURES
                                   ----------






Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    Summa Four, Inc.



      Date:  February 3, 1997       -------------------------------
                                    Robert A. Degan
                                    President and CEO





      Date:  February 3, 1997       -------------------------------
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


                                                 Summa Four, Inc.



           Date:  February 3, 1997         By: /s/    Robert A. Degan
                                              -----------------------
                                           Robert A. Degan
                                           President and Chief Executive Officer





          Date:   February 3, 1997         By: /s/    Thomas A. St. Germain
                                              -----------------------------
                                           Thomas A. St. Germain
                                           Senior Vice President, Treasurer
                                           and Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)