Form 10-K405/A
period 1995-03-31
SUMMA FOUR INC
filed 1997-05-09
CIK 900095

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                          ----------------------------

                                  FORM 10-K/A1

              Annual Report Pursuant To Section 13 or 15(d) Of The
                         Securities Exchange Act Of 1934
                    For the fiscal year ended March 31, 1995
                         Commission file number 0-22210


                                SUMMA FOUR, INC.
             (Exact name of registrant as specified in its charter)

                          Delaware                                                     02-0329497
(State or other jurisdiction of incorporation or organization)            (IRS employer identification number)

                                         25 Sundial Avenue, Manchester, New Hampshire 03103
                                              (Address of principal executive office)

                                 Registrant's telephone number, including area code: (603) 625-4050

                                  Securities registered pursuant to Section 12(b) of the Act: None

                     Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $.01 Par Value
                                                                                  ----------------------------
                                                                                        (Title of Class)

                          ----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X     No
    ---       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X).

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $150,438,000 as of April 28, 1995. There were 6,354,537 shares of Common Stock outstanding as of May 31, 1995.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement (the "Definitive Proxy Statement") to be filed with the Securities and Exchange Commission relative to the Company's 1995 annual meeting of stockholders are incorporated by reference in Part III.

                       Index to Exhibits begins on Page 26

ITEM 14-Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a)      (1)      Financial Statements**

                  See index in Part II, Item 8

                  (2)      Financial Statement Schedule**

                  Schedule II       Valuation and Qualifying Accounts

         All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                  (3)      Index to Exhibits

                           The exhibits filed as part of this form 10-K are
                  listed on the exhibit index immediately preceding such exhibits, which exhibit index is incorporated herein by reference. The Company's current management contracts and executive compensation plans and arrangements are listed in the exhibit index incorporated herein by reference at exhibit numbers 10.7-10.18, 10.20, 10.31, 10.33 and 10.34.

         (b)      On March 6, 1995 a report on Form 8-K was filed pursuant to
Item 5 to disclose the implementation of a Rights Plan and a dividend distribution of rights with respect thereto.

         The Company will provide copies of the exhibit index, exhibits and
Schedule II to shareholders upon request.

                                  Exhibit Index

         (3)      Listing of Exhibits


                     Exhibit No.                                  Description
                     -----------                                  -----------

                        * 3.1             -    Amended and Restated Certificate of Incorporation
                                               of the Registrant.

                        * 3.2             -    Amended and Restated By-laws of the Registrant.

                        * 4.1             -    Specimen Certificate representing the Registrant's
                                               Common Stock.

                        *10.1             -    Lease Agreement, dated July 18, 1990, by and
                                               between the Registrant and Northern Manchester
                                               Trust.

                        *10.2             -    Lease Agreement, as amended, dated December 21,
                                               1992, by and between the Registrant and 1100
                                               Corporation.

                        *10.3             -    Lease Agreement, dated February 15, 1993, by and
                                               between the Registrant and Atrium Executive
                                               Center, Inc.

                        *10.4             -    Lease Agreement, dated August 1, 1992, by and
                                               between the Registrant and Duffell Financial and
                                               Construction Company.

                        *10.5             -    Registration Agreement, dated July 25, 1984, as
                                               amended, by and among the Registrant and certain
                                               investors.

                        *10.6             -    Purchase Agreement, dated July 25, 1984, by and
                                               among the Registrant and certain investors.

                        *10.7             -    +1994 Executive Incentive Bonus Plan.

                        *10.8             -    +1993 Stock Incentive Plan, as amended.

                        *10.9             -    +1993 Employee Stock Purchase Plan.

                        *10.10            -    +1993 Director Stock Option Plan.

                        *10.11            -    +Stock Option Plan of August 1, 1992.

                        *10.12            -    +Incentive Stock Option Plan of January 1, 1985.

                        *10.13            -    +Stock Option Agreement, dated July 23, 1987, by
                                               and between the Registrant and Mr. William M.
                                               Scranton.

                        *10.14            -    +Non-Qualified Employee Option Agreement, dated
                                               July 23, 1987, by and between the Registrant and Mr.
                                               Barry R. Gorsun.

                        *10.15            -    +Stock Option Agreement, dated July 1, 1984, by and
                                               between the Registrant and Mr. Robert A. Degan.

                        *10.16            -    +Employment Agreement, dated April 3, 1993, by
                                               and between the Registrant and Thomas A. St.
                                               German.

                        *10.17            -    +Agreement, dated April 30, 1991, by and between
                                               the Registrant and Barry R. Gorsun.

                        *10.18            -    +Promissory Note, dated February 12, 1993, by
                                               Barry R. Gorsun.

                        *10.19            -    Promissory Note, dated April 1, 1991, by Summa
                                               Four, Ltd.

                        *10.20            -    +Promissory Note and amendment thereto, dated
                                               April 11, 1989, by John T. Boatwright.

                        *10.21            -    Letter Agreement, dated October 15, 1992, by and
                                               between the Registrant and Fleet Bank of
                                               Massachusetts, N.A., as modified.

                        *10.22            -    Customer Purchase Agreement, dated November 20,
                                               1992, by and between the Registrant and
                                               Sprint/United Management Company.

                        *10.23            -    Specialty Switches Contract, dated March 13, 1992,
                                               by and between the Registrant and AT&T, Inc.

                        *10.24            -    Customer Purchase Agreement, dated September 11,
                                               1991, by and between the Registrant and United
                                               States Advanced Networks.

                        *10.25            -    Customer Purchase Agreement, dated October 10,
                                               1990, by and between the Registrant and Unisys
                                               Corporation.

                        *10.26            -    Resale Agreement, dated November 5, 1992, by and
                                               between the Registrant and IBM Canada Ltd.

                        *10.27            -    Agreement, dated October 14, 1992, by and between
                                               the Registrant and Claircom Communications
                                               Group, L.P.

                        *10.28            -    Release, Settlement and License Agreement, dated
                                               November 2, 1992, by and among the Registrant,
                                               Omnitel Corporation, Aspect Telecommunications
                                               Corporation and Richard L. Scully.

                        *10.29            -    License Agreement, dated December 1, 1983, by and
                                               between the Registrant and Industrial Programming,
                                               Inc.

                        *10.30            -    Product Development and Licensing Agreement,
                                               dated January 19, 1990, by and between the
                                               Registrant and The Telephone Connection, Inc.

                        *10.31            -    +Letter Agreement, dated June 16, 1993, by and
                                               between the Registrant and Mr. Mel R. Ethem.

                        10.33             -    +Severance and Settlement Agreement and Release,
                                               dated August 8, 1994, by and between the Registrant
                                               and James J. Fiedler.

                        10.34             -    +Agreement, dated August 1, 1994, by and between
                                               the Registrant and Barry R. Gorsun.

                        **10.35           -    +Amendment dated August 31, 1994 to Lease
                                               Agreement dated July 18, 1990 with Northern
                                               Manchester Trust.

                        **11              -    Statement Regarding Computation of Per Share
                                               Earnings.

                        **21              -    Subsidiaries of the Registrant.

                        **23              -    Consent of Coopers & Lybrand.

-------------------

 * Incorporated herein by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-66602) as declared effective by the Securities and Exchange Commission (the "Commission") on September 23, 1993.

** Included in the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1995, filed with the Commission on June 27, 1995.

 + Management contract or compensatory plan or arrangement filed as an exhibit pursuant to Item 14(c) of this report.

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  SUMMA FOUR, INC.


                                                  By: /s/ Thomas A. St. Germain
                                                      --------------------------
                                                      Thomas A. St. Germain
                                                      Senior Vice President,
                                                      Treasurer & Chief
                                                      Financial Officer