Form 10-K
period 1997-03-31
SUMMA FOUR INC
filed 1997-06-23
CIK 900095

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                         ------------------------------

                                    FORM 10-K

              Annual Report Pursuant To Section 13 or 15(d) Of The
                         Securities Exchange Act Of 1934
                    For the fiscal year ended MARCH 31, 1997
                         Commission file number 0-22210

                                SUMMA FOUR, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                   02-0329497
(State or other jurisdiction              (IRS employer identification number)
of incorporation or organization)

               25 Sundial Avenue, Manchester, New Hampshire 03103
                     (Address of principal executive office)

       Registrant's telephone number, including area code: (603) 625-4050
                                                           --------------

        Securities registered pursuant to Section 12(b) of the Act: None
                                                                    ----

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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ( ).

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $41,695,000 as of April 30, 1997. There were 6,481,762 shares of Common Stock outstanding as of May 31, 1997.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement (the "Definitive Proxy Statement") to be filed with the Securities and Exchange Commission relative to the Company's 1997 annual meeting of stockholders are incorporated by reference in Part III.

                       Index to Exhibits begins on Page 32

                            Total Number of Pages 41

PART I

Item 1 - Business

THE COMPANY

     Summa Four, Inc. (the "Company") is a leading provider of open, programmable switches that enable telecommunications services providers to build and deploy advanced wireline and wireless services. Examples of services offered by companies using Summa Four's switches include voice and fax messaging, single number routing, intelligent 800 calling, voice activated dialing, calling card applications, automated operator services and personal communications services
(PCS). The Company's products are based on an open architecture and have a universal application interface which supports the economical and rapid introduction of these and other public telephone network applications.

     Many of the world's largest telecommunications service providers are end-users of the Company's products, including AT&T, MCI, Sprint, the Regional Bell Operating Companies ("RBOCs"), GTE, British Telecom, Mercury Communications (a division of Cable and Wireless), Telstra (in Australia), Singapore Telecom and Telefonica (in Spain). The Company sells its products directly to end-users and through relationships with systems integrators, including IBM, Unisys, Tandem, Vicorp, Intellivoice, Mosaix and more recently, an increasing number of emerging application developers. Through March 31, 1997, the Company had sold more than 1,600 programmable switches in over 30 countries worldwide. For the year ended March 31, 1997, IBM, Unisys and Open Development Corporation represented approximately 12%, 10%, and 8%, respectively of the Company's net revenues.

     Examples of specific applications of the Company's switches include the following: (i) a RBOC has built one of the world's largest integrated voice messaging systems; (ii) a US long distance telephone company has deployed a voice activated dialing system used in conjunction with their calling card offering; (iii) a Pacific Asia Public Network Operator has introduced a network-based conference calling application; (iv) an International Simple Reseller in Europe has constructed an alternative long distance network connecting eight European cities; (v) a major wireless vendor has deployed PCS services.

RECENT DEVELOPMENTS

     In January 1997, Robert A. Degan, was appointed President and Chief Executive Officer of the Company. Mr. Degan has been a Director of the Company since 1984 and was previously Executive Vice President of Sync Research.

     In January 1997, Barry R. Gorsun resigned as Chief Executive Officer of the Company. Mr. Gorsun is providing transitional assistance to Mr. Degan until July 1997, at which time Mr. Gorsun is retiring from the Company.

     In March 1997, Theresa Pratt resigned as Vice President of Engineering. Ms. Pratt had been employed by the Company since July 1995.

     In April 1997, the Company completed the local incorporation of its Japanese subsidiary, Summa Four Japan KK.

     In May 1997, Richard Swee was appointed Vice President Engineering. Mr. Swee was previously Vice President Engineering for Sync Research.

     In May 1997, Kenneth Estey resigned as Senior Vice President of Customer Satisfaction/Operations. Mr. Estey had been employed by the Company since December 1995.

     The Company was incorporated under the laws of Delaware on June 28, 1976, its principal executive offices are located at 25 Sundial Avenue, Manchester, NH 03103-7251 and its telephone number is (603) 625-4050.

     In June 1997, the Company announced its intention to form a business partnership with Dialogic, Inc., the leading manufacturer of high-performance computer telephony components, and Junction, Inc., a Cupertino, California-based development company whose principals have significant experience in the design and development of telephony solutions, to develop what is expected to be the industry's first telco-capable, programmable switching platform founded on standards-based hardware and software. This fully-integrated, intelligent platform is intended to enable telecommunications service providers to reduce significantly the cost and time-to-market of delivering advanced services.

VCO OPEN PROGRAMMABLE SWITCHES

     The Company offers two switching products. The Company's VCO (virtual central office) 80 Open Programmable Switch accounted for the majority of fiscal year 1997 unit shipments. The VCO 80 Open Programmable Switch sales were supplemented by sale of the Company's VCO 20 switch. The VCO 20 Open Programmable switch is a lower capacity platform that provides the full capabilities of the VCO 80 and is well suited for highly distributed switching applications such as those found in wireless networks.

     The VCO Series of switches can be deployed in a variety of ways -- as a fully network-compliant switching foundation for an application intelligent peripheral, as a core transport switch in wireline networks, and/or as a mobile switching center, base station controller or local loop controller for wireless networks.

     As an intelligent peripheral, VCO switches support services by routing traffic to service resources that perform functions such as voice prompting, recording and recognition. Summa Four does not manufacture the peripheral that performs the service functions, but provides both the platform that connects the peripheral to the Central Office switch and the application programming interface (API) for developing new services.

     The Company's open, programmable switches and the service resources are controlled by a host computer wherein the intelligent network service software resides. The VCO's open architecture allows the developer to select the computer and operating system that best suits an application. Each of the Company's VCO switches are comprised of a non-blocking switching matrix, standards-based interface hardware and software (to communicate to the public switched telephone networks), service circuit cards (which perform various functions such as speech prompting and recording) and call control software (which allows discrete control over all elements of the voice and data call path). This standards-based, open architecture platform enables a wide variety of intelligent peripheral developers to focus their attention on application development through the API, rather than on complex switching functions.

     The VCO switches are modular and scaleable and incorporate advanced technologies such as SS7, ISDN, hierarchical call control and SNMP network management.

MARKETING AND SALES

     In order to meet the needs of customers with diverse and complex network requirements, the Company sells its products through the coordinated efforts of its direct sales force and selected systems integrators which include value added resellers and an increasing number of emerging application developers. These resellers, which include computer companies (such as IBM, Unisys, Tandem), voice processing equipment/software vendors (such as Mosaix), and application developers (such as Vicorp, Open Development Corporation, Intellivoice), are generally selected for their capacity to offer the Company's products in combination with related products and services, as well as for their capability to serve particular markets.

     The Company's products have been installed in countries on six continents. International sales, as a percentage of total sales, were approximately 44% and 32% in fiscal 1997 and fiscal 1996, respectively. The Company believes the increase in international sales is primarily attributable to the adoption of the Company's products by public network operations worldwide spurred by the rapid expansion of markets and the expansion of the Company's international sales operations in Europe and Asia. Additionally, the Company sells products to systems integrators, located both in the United States and internationally, who market the Company's products worldwide.

BACKLOG

     The Company's backlog was approximately $6,200,000 and $7,200,000 at March 31, 1997 and 1996, respectively. The Company includes in its backlog only written orders for products and related services scheduled to be shipped or rendered within one year.

CUSTOMER SUPPORT AND SERVICE

     The Company services, repairs and provides technical support for its products. A high level of continuing customer service and support is integral to the Company's objective of developing long-term relationships with its customers who require uninterrupted operations of the Company's products. The Company's products generally have warranties of 12 months. Support services include 24-hour technical support, remote access diagnostic and servicing capabilities, extended maintenance and support programs, comprehensive technical customer training, customer documentation, field installation and emergency replacement.

PRODUCT DEVELOPMENT

     In fiscal 1997, the Company (i) introduced Release 4.0 Generic Operating Software, the principle operating software for the VCO 20; (ii) continued its focus on improved reliability; (iii) increased international certifications;
(iv) added ISDN interfaces for Europe (NET-5) and the United States (National ISDN II) and Japan; (v) introduced SS7 variants in Thailand, Chile, and Hong Kong; and, (vi) received multi-country certification for, and began volume shipments of the VCO Series/20 switch.

     In addition, the Company developed and delivered the following product enhancements:

     O Increased system availability through release of a new Network Bus Controller Card (NBC-3) and software which permits VCO systems to be upgraded without requiring downtime.

     O A 4 link support for SS7 which will provide improved price/performance factors.

     O    JATE agency approval for both VCO Series/80 and Series/20 in Japan.

     In fiscal years 1997, 1996 and 1995, the Company's research and development expenditures were $10,478,000, $9,131,000, and $5,863,000, respectively. All such costs have been expensed as incurred. In addition, during fiscal years 1996 and 1995, the Company received $188,000 and $235,000, respectively, from customer sponsored development projects which have been recorded as a reduction to the related research and development expense. At March 31, 1997, 68 employees and 16 persons retained on a contract basis for specific projects were engaged in product development.

     The Company recently announced its intention to form a product development business relationship with Dialogic, Inc. and a related development arrangement with Junction, Inc. which the Company expects will result in the creation of future products. The Company anticipates that the expenses associated with this developmental activity will be partially funded from its fiscal 1998 budget with the balance being charged to operating expenses. There can be no assurance that this relationship will result in the development of salable product(s) which will be beneficial to the future growth of the Company or that products produced by this relationship will be developed in a cost effective manner and be available for sale within the time frame required.

     Summa Four believes that the ongoing, timely development of new products and applications, and enhancements to existing products are essential for the Company to compete in the programmable switch market and the Company expects to continue to devote substantial resources to research and development in fiscal year 1998.

MANUFACTURING

     The Company's manufacturing operations consist of the purchase and management of materials and sub- assemblies, final assembly, testing and quality control. The Company presently uses independent third party contract manufacturing companies, with whom the Company has had working relationships ranging from less than one year to four years, to perform most of the production processes related to the manufacture of printed circuit board subassemblies. The Company installs software into the electronically programmable read-only memory (EPROM) of its systems which enhances maintenance of quality control and security. This manufacturing process enables the Company to configure the hardware and software in combinations to meet a wide variety of customer requirements in a timely manner. The Company uses automated testing equipment, as well as comprehensive inspection and statistical process control testing, to assure the quality and reliability of its products. Test programs, fixtures and stations are developed and maintained by the Company and are capital assets of the Company. To date, the Company has not experienced significant customer returns.

     The Company generally uses industry standard components for its products. Certain components, including microprocessors and power supplies, presently are being purchased from a single source or from limited sources. The Company has been able to obtain adequate supplies of components for it's products in a timely manner from a number of regular sources of supply, or, when necessary, from alternative sources of supply. The Company believes that in most of these cases, alternative sources of supply are either currently available or could be developed over a moderately short period of time. In addition, in certain instances, components required for certain sub-assemblies used in the Company's products are no longer being manufactured. The Company is redesigning such sub-assemblies in order to eliminate production interruption that could occur if such components cannot be procured. The inability to develop alternative sources, if required, or an inability to meet demand, or an interruption in supply or a significant increase in the price of one or more components, would adversely affect the Company's operating results and could adversely impact customer relationships.

     The Company is ISO 9001 and BABT (British Approvals Board for Telecommunications) certified. Compliance audits are conducted at least annually.

COMPETITION

     The market for programmable switching products is highly competitive and is subject to price and margin pressures and rapid technological change. At present, the Company's principal competition comes from Excel, Inc., the DTS Division of Harris Corp. and Redcom Laboratories. The Company expects competition to increase in the future from existing competitors in the programmable switching market and from other companies which may enter the Company's existing or future markets, including major central office switch vendors such as Lucent Technologies, Digital Switch Corporation, Northern Telecom and Siemens. In addition, the Company believes that as the programmable switch market evolves, competition and/or partnering arrangements may develop among the companies which currently offer products and services to particular segments of the programmable switch market, including private networking companies, central office switch manufacturers, voice processing companies, PBX manufacturers and others. Many of these current and potential competitors may have substantially greater financial, marketing and technical resources than the Company. The development of such competition or of such partnering arrangements could have a material adverse effect on the Company's business, results of operation and financial condition.

     The Company believes that the principal competitive factors in the market for programmable switching systems are: knowledge of the requirements applicable to telephone companies and broad applications experience; technical benefits of product design, including an open architecture to permit customer programming; market distribution strategies; product flexibility and scalability; reliability; responsiveness to customer needs; service and price.

PATENTS, PROPRIETARY RIGHTS AND LICENSES

     The Company relies on a combination of patent, copyright and trade secret laws to establish and maintain its proprietary rights in its products. The Company's products are generally sold pursuant to purchase and license agreements which contain terms and conditions restricting unauthorized disclosure or reverse-compiling of the proprietary software embodied in its products. The Company is the owner of five United States patents with expirations ranging from the year 1998 to 2014 and has an application pending for one additional patent in the United States, covering certain aspects of the Company's products. No assurance can be given that the Company's patent application will be granted, or if granted, they will be upheld if challenged. Although the Company relies, to a great extent, on trade secret protection for much of its technology and has obtained confidentiality agreements from its employees, there can be no assurance that third parties will not either independently develop the same or similar technology, obtain unauthorized access to the Company's proprietary technology or misuse the technology to which the Company has granted access.

     The Company believes that, because of the rapid pace of technological change in the voice and data communications market, the legal protections for its products are less significant factors to the Company's success than the knowledge, ability and experience of the Company's employees, the frequency of product enhancements and the quality of support for services provided by the Company.

     Certain technology used in the Company's products is licensed from two other parties on a non-exclusive basis. Royalties due under these license agreements have either been fully-paid or are payable based upon units shipped. The non-renewal of these licenses could have a material adverse effect on the Company's operations.

     The telecommunications industry is characterized by the existence of a large number of companies holding patents and frequent litigation based on allegations of patent infringement The Company is not aware of any infringement by its products or technology of the proprietary rights of others. However, there can be no assurance that third parties will not assert infringement claims against the Company, that any such assertion of infringement will not result in litigation, or that the Company would prevail in such litigation or be able to license any valid and infringed patents of third parties on commercially reasonable terms. Furthermore, litigation, regardless of its outcome, could result in substantial cost to and diversion of effort by the Company. Any infringement claims or litigation against the Company could materially and adversely affect the Company's business, results of operations and financial condition.

EMPLOYEES

     At March 31, 1997 the Company employed 190 persons. In addition the Company retained, on a contract basis, 26 persons for specific temporary projects. The Company believes that its future growth and success will depend in large part upon its ability to continue to attract and retain highly qualified personnel who are in great demand. The Company has no collective bargaining agreement with its employees.

Item 2 - Properties

     The Company's principal administrative, sales and marketing, development, manufacturing and support facility is located in Manchester, New Hampshire and consists of approximately 71,000 square feet under a lease that will expire in August 1998. In addition, the Company leases and/or occupies nine additional sales offices in major metropolitan areas in the United States, and has international offices in England, Spain, Singapore and Japan.

Item 3 - Legal Proceedings

     On August 2, 1995, Claircom Communications Group, Inc. ("Claircom") brought an action against the Company in the King County (Washington) Superior Court alleging breach of contract, breach of warranty and various related claims and seeking an accounting and damages arising from the joint development of a cabin telecommunications unit (CTU), which is part of a cabin communications system, to be installed in commercial passenger aircraft for providing communications services between the aircraft and the ground. On October 11, 1995, the Company filed an answer in the Washington action denying Claircom's allegations and asserted a Counterclaim. The Company also brought an action against Claircom, in the Hillsborough County (New

Hampshire) Superior Court on September 12, 1995, seeking payment of royalties, protection of its trade secrets and damages for breach of contract under certain New Hampshire statutes. Claircom filed a Motion to Dismiss or Stay the New Hampshire action. On October 12, 1995 the New Hampshire court denied the Company's motion for preliminary injunction and Claircom's motion to dismiss or stay. On October 30, 1995, the Washington court granted the Company's motion to stay the Washington action. Claircom's motions to reconsider the orders of the New Hampshire and the Washington courts have both been denied. Claircom recently amended its counterclaims to add claims for fraudulent inducement, intentional misrepresentation and a claim under the New Hampshire Consumer Protection Act. The Company is preparing a response denying the new claims and is considering a motion to dismiss certain counts. The parties are moving forward in the New Hampshire action and while the discovery phase continues, a May 1998 trial date has been set. No estimate of the probable outcome of this litigation can be made at this time. However, an unfavorable outcome could have a materially adverse effect on the Company's financial condition, results of operations, and/or cash flows.

Item 4 - Submission of Matters To a Vote of Security Holders

   None.

PART II

Item 5 - Market For Registrant's Common Equity and Related Stockholder Matters

     The Company completed its Initial Public Offering on September 23, 1993. The Common Stock of the Company is listed on the Nasdaq National Market ("Nasdaq") and is traded in the over-the-counter market under the symbol "SUMA". The following table sets forth the high and low bid prices for the Common Stock as reported by Nasdaq for each of the periods indicated:

                                                      High            Low
                                                      ----            ---
      Fiscal -- 1997
      --------------

      First Quarter                                  $    20        $12 1/4
      Second Quarter                                 $15 7/8        $11 3/8
      Third Quarter                                  $14 1/8        $ 7 1/2
      Fourth Quarter                                 $11 3/4        $ 7 3/8

      Fiscal -- 1996
      --------------

      First Quarter                                  $29 3/4        $19 1/4
      Second Quarter                                 $29 1/2        $20 3/4
      Third Quarter                                  $23 3/4        $11 7/8
      Fourth Quarter                                 $15 1/8        $     8

     At April 30, 1997, there were approximately 86 stockholders of record. This number does not reflect persons or entities who hold their stock in nominee or "street name" through various brokerage firms. The Company estimates that there are approximately 4,700 additional beneficial holders when such "street names" are included.

Dividend Policy

   Except for an extraordinary dividend paid in fiscal 1992 in connection with the sale of a subsidiary, the Company has never declared or paid cash dividends on its Common Stock and currently intends to retain all of its earnings to finance future growth, and therefore does not anticipate paying any cash dividends in the foreseeable future.

Item 6 - Selected Financial Data

     The following table summarizes certain selected historical consolidated financial data which should be read in conjunction with the Company's consolidated financial statements and accompanying notes included elsewhere herein.


                                                      Years ended March 31,
                                              (In thousands, except per share data)
                                        1997       1996       1995       1994       1993
                                        ----       ----       ----       ----       ----
Statements of Income Data:
Net revenues                          $44,316    $41,193    $37,136    $27,257    $15,125
Cost of revenues (1)                   18,144     14,467     12,367      9,114      5,499
                                      -------    -------    -------    -------    -------
   Gross profit                        26,172     26,726     24,769     18,143      9,626
Operating expenses (1):
Selling, general and administrative    14,196     13,023     11,968      8,434      5,087
Research and development               10,478      9,131      5,863      3,999      2,612
                                      -------    -------    -------    -------    -------
   Total operating expenses            24,674     22,154     17,831     12,433      7,699
Operating income                        1,498      4,572      6,938      5,710      1,927
Other income (expense):
   Litigation settlement, net (2)          --         --         --         --     (1,290)
   Interest income, net                 1,219      1,502      1,540        605         27
   Other, net                              --         --         --         --       (140)
                                      -------    -------    -------    -------    -------
Income before income taxes              2,717      6,074      8,478      6,315        524
Provision for income taxes (3)            869      2,309      3,055      1,028        173
                                      -------    -------    -------    -------    -------
Net income                            $ 1,848    $ 3,765    $ 5,423    $ 5,287    $   351
                                      =======    =======    =======    =======    =======

Net income per share                  $   .30    $   .59    $   .82    $   .92    $   .08
Weighted average common and common
   equivalent shares outstanding        6,121      6,388      6,605      5,738      4,351

Balance Sheet Data:
Cash and cash equivalents             $ 6,169    $ 4,681    $ 7,070    $ 2,761    $ 2,347
Working capital                        22,960     24,861     28,953     15,686      4,587
Total assets                           56,453     57,699     55,175     46,635      9,606
Long term liabilities                     676        863      1,250        205        331
Stockholders' equity                   45,649     49,137     48,033     40,684      5,753


(1) For the fiscal years ended March 31, 1996, 1995, and 1994, a portion of customer service ($650, $577 and $21, respectively) and research and development ($230, $0 and $0, respectively) expenses were reclassified to cost of revenues. In addition, corporate quality expenses of $214, $181 and $84, respectively, were reclassified from cost of revenues to selling, general and administrative expenses. These reclassifications had no effect on operating or net income. All fiscal 1997 amounts are stated in a manner which is consistent with these reclassifications.

(2) In fiscal 1993, the Company settled a lawsuit which alleged breach of contract and patent infringement at a net expense of $1,290.

(3) In fiscal 1997, the Company reduced its tax rate to 32% from various other rates in previous years.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

     This Annual Report on Form 10-K contains forward-looking statements that involve a number of risks and uncertainties. There are a number of factors that could cause the Company's actual results to differ materially from those forecast or projected in such forward-looking statements, including those discussed below. Investors are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof.

     The following table sets forth, for the periods indicated, certain consolidated financial data as a percentage of net revenues:

                                             Years ended March 31,
                                             ---------------------
                                            1997     1996    1995
                                            ----     ----    ----

Net revenues                               100.0%   100.0%   100.0%
Cost of revenues                            40.9     35.1     33.3
                                           -----    -----    -----
Gross profit                                59.1     64.9     66.7
Operating expenses:
   Selling, general and administrative      32.0     31.6     32.2
   Research and development                 23.7     22.2     15.8
                                           -----    -----    -----
      Total operating expenses              55.7     53.8     48.0
                                           -----    -----    -----
Operating income                             3.4     11.1     18.7
Other income:
   Interest income, net                      2.7      3.6      4.1
                                           -----    -----    -----
Income before income taxes                   6.1     14.7     22.8
Provision for income taxes                   1.9      5.6      8.2
                                           -----    -----    -----
Net income                                   4.2%     9.1%    14.6%
                                           =====    =====    =====

RESULTS OF OPERATIONS

FISCAL 1997 COMPARED WITH FISCAL 1996

     Net revenues for fiscal 1997 increased by $3.1 million (8%) to $44.3 million, from $41.2 million in fiscal 1996. This increase resulted primarily from increased shipments of VCO 80 systems resulting in part from the broadening of the Company's indirect sales channels, the introduction of the VCO 20 systems beginning in the second quarter of fiscal 1997, increased revenues from customer support and training and growth in international shipments. These revenue increases were partially offset by a decline in the sale of sub-assemblies for existing system expansion, lower average selling prices realized as the result of a price reduction initiated during the year and lower shipments to the Company's Inter-exchange Carrier (IXC) customers which represented 25% of net revenues in fiscal 1996 and 12% of net revenues in fiscal 1997. International revenues in fiscal 1997 were $19.3 million, or 44% of net revenues, compared to $13.2 million, or 32% of net revenues, in fiscal 1996. During the year, twenty-eight new customers were added. The Company does not believe that the percentage increase in net revenues for the year ended March 31, 1997 should be relied upon as an indication that the Company's revenues will increase in any future period. Further, the Company believes that its net revenues may level off or even decline in certain periods preceding the introduction of an enhanced version of its VCO 20 switch targeted for the fourth quarter of fiscal 1998 and a new line of standards-based programmable switches targeted for fiscal 1999.

     Cost of revenues consists of production, shipping and warranty costs. Gross profit decreased $.5 million (2%) to $26.2 million for fiscal 1997, compared to $26.7 million in fiscal 1996. Gross margin decreased to 59% in fiscal 1997 from 65% in fiscal 1996. The decrease in gross margin in fiscal 1997 resulted primarily from increased discounts associated with growing indirect distribution channels, a change in the product mix whereby more thinly configured systems were shipped to customers, a price reduction implemented in the second quarter of fiscal 1997 to stimulate sales to resellers and the increase of service revenue as a percent of total revenues at lower gross margins. The Company does not believe the current gross margins are necessarily indicative of future gross margins which may be affected by the level of net revenues, customer mix, cost of components, competitive pricing pressure, and discounts granted to high volume purchases. As stated above, the Company's gross margins have been declining and may continue to decline as a result of continued competitive pricing pressure and increased use of indirect channels of distribution. A reclassification of a portion of customer service and research and development operating expenses to cost of revenues are reflected in these results for the fiscal years ended March 31, 1996 and 1995. (See note 1 of the Notes to Consolidated Financial Statements.)

     Research and development expenses in fiscal 1997 increased by $1.4 million (15%) to $10.5 million compared with $9.1 million in fiscal 1996. As a percentage of net revenues, research and development expenses increased to 24% in fiscal 1997 as compared with 22% in fiscal 1996. The increase in fiscal 1997 was primarily the result of the expansion of the Company's software engineering staff, increased utilization of contract engineering resources and expanded development efforts for international markets. This increased spending was focused towards enhancing the functionality of the Company's VCO product lines, supporting a higher number of useable ports with the introduction of Release 4.0 Generic Operating Software (1776 ports), increased international certifications, and ISDN interfaces for Europe, U.S. and Japan. The Company believes that an increased level of expenditures for research and development will continue through at least its next fiscal year. The Company recently announced its intention to form a product development business relationship Dialogic, Inc. and a related development arrangement with Junction, Inc. which the Company expects will result in the creation of future products. The Company anticipates that the expenses associated with this developmental activity will be partially funded from its fiscal 1998 budget; the balance will be charged to operating expenses. To date, all of the Company's research and development costs have been expensed as incurred. During fiscal 1997, no payment was received and during fiscal 1996, $188,000 was received from customer sponsored development projects and recorded as a reduction to the related research and development expenses.

      Selling, general and administrative expenses increased by $1.2 million (9%) to $14.2 million in fiscal 1997 compared with $13.0 million in fiscal 1996. This increase was primarily attributable to expansion of the Company's direct sales and support organization and increased professional services costs. As a percentage of net revenues, selling, general and administrative expenses remained constant at 32%.

     Operating income decreased by $3.1 million to $1.5 million, or 3% of net revenues, in fiscal 1997, compared to $4.6 million, or 11% of net revenues, in fiscal 1996. The decrease in operating income as a percentage of net revenues was primarily the result of lower gross margins and higher spending for research and development.

     Net interest income of $1.2 million in fiscal 1997 decreased by $.3 million as compared to fiscal 1996. The reduction principally resulted from lower interest earned on a smaller investment base and foreign exchange transaction losses.

     The Company's effective tax rate in fiscal 1997 was 32% compared with 38% in fiscal 1996. This reduction was primarily due to credits attributable to tax-exempt interest and increases in international sales made through its foreign sales corporation. The Company expects its tax rate in fiscal 1998 to be approximately 32%.

FISCAL 1996 COMPARED WITH FISCAL 1995

     Net revenues for fiscal 1996 increased by $4.1 million (11%) to $41.2 million, from $37.1 million in fiscal 1995. This increase resulted primarily from increased shipments of sub-assemblies for system expansion, increased revenues from customer support and training, and growth in international shipments, offset by a decline in increased revenues derived from the Company's VCO 80 series product line resulting from a reduction in average unit sales prices. International revenues in fiscal 1996 were $13.2 million, or 32% of net revenues, compared to $3.6 million, or 10% of net revenues, in fiscal 1995. The number of new customers for the year increased by twenty-two. The Company does not believe that the percentage increase in net revenues for the year ended March 31, 1996 is necessarily indicative of the percentage increase in net revenues to be generated for any subsequent period.

     Gross profit increased $1.9 million (8%) to $26.7 million for fiscal 1996, compared to $24.8 million in fiscal 1995. Gross margin decreased to 65% in fiscal 1996 from 67% in fiscal 1995. The decrease in gross margin in fiscal 1996 resulted primarily from increased discounts associated with the 35% growth in the higher discounted indirect revenue channels, a decline in average system selling prices and the increase of service revenue as a percent of total revenues at lower gross margins. The Company does not believe the current rates of gross margins are necessarily indicative of future gross margins which may be affected by the level of net revenues, customer mix, cost of components and discounts granted to high volume purchases, and competitive activity. A reclassification of a portion of customer service and research and development operating expenses to cost of revenues are reflected in these results for fiscal years ended March 31, 1996 and 1995. (See note 1 of the Notes to Consolidated Financial Statements.)

     Research and development expenses in fiscal 1996 increased by $3.2 million (56%) to $9.1 million compared with $5.9 million in fiscal 1995. As a percentage of net revenues, research and development expenses increased to 22% in fiscal 1996 as compared with 16% in fiscal 1995. The increase in fiscal 1996 was primarily the result of the expansion of the Company's software engineering staff, increased utilization of contract engineering resources and increased country certification costs associated with international shipments and material acquisitions for the fabrication of prototype units of new products. The Company's increased spending for research and development was focused towards providing additional functionality in terms of integrated SS7, network management, scalability, certification and subrate switching. The Company believes that the present level of expenditures for research and development will continue through the next fiscal year. During fiscal 1996 and 1995, $188,000 and $235,000 was received, respectively, from customer sponsored development projects and recorded as a reduction to the related research and development expenses.

     Selling, general and administrative expenses increased by $1.0 million (8%) to $13.0 million in fiscal 1996 compared with $12.0 million in fiscal 1995. This increase was primarily attributable to expansion of the Company's direct sales and support organization, higher levels of sales commissions associated with increased revenues, increased professional services costs and costs related to the Company's United Kingdom and Singapore operations, each of which operated with additional staffing levels in fiscal 1996. As a percentage of net revenues, selling, general and administrative expenses remained constant at 32%.

     Operating income decreased by $2.3 million to $4.6 million, or 11% of net revenues in fiscal 1996, compared to $6.9 million, or 19% of net revenues in fiscal 1995. The decrease in operating income as a percentage of net revenues was primarily the result of lower gross margins and higher spending for research and development.

     Net interest income of $1.5 million in fiscal 1996 was approximately equal with fiscal 1995.

     The Company's effective tax rate in fiscal 1996 was 38% compared with 36% in fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1997, the Company had $32.3 million in cash and cash equivalents and current and non-current investments. The Company's non-current investments were $18.7 million and $20.8 million at March 31, 1997 and 1996, respectively. Non-current investments decreased to 33% of total assets at March 31, 1997 compared to 36% at March 31, 1996, primarily as a result of the conversion of a portion of non-current investments to cash and cash equivalents to facilitate the planned repurchase of shares of the Company's common stock. The Company currently does not anticipate that it will be required to sell a substantial percentage of its non-current investments prior to maturity. The ratio of current assets to current liabilities was 3.3:1 at March 31, 1997 compared to 4.2:1 at March 31, 1996, principally as a result of an increase in deferred revenue related to the sale of long term product service contracts.

     The Company maintains an unsecured line of credit in the amount of $6.0 million with a bank. At March 31, 1997, no borrowings were outstanding under this line. Unless renewed, the line will expire in September 1997. This line bears interest at the bank's prime interest rate per annum (8.50% at March 31, 1997).

     The Company does not consider the impact of inflation on its business activities to have been significant to date.

     In fiscal 1997, purchases of property and equipment totaled approximately $2.9 million. The Company expects that its capital expenditures, including leasehold improvements, will continue to increase. At March 31, 1997, there were no material commitments for capital expenditures.

     Purchase commitments to suppliers of the Company were approximately $9.7 million and $6.5 million at March 31, 1997 and 1996, respectively.

     On December 16, 1996, the Board of Directors authorized the repurchase of an additional 500,000 shares of the Company's Common Stock as an extension of a program initially authorized by the Board of Directors on July 21, 1994, which at that time authorized the repurchase of up to 500,000 shares of the Company's Common Stock. During the twelve month period ended March 31, 1997, the Company repurchased 572,500 shares at an average cost of $11.10. Since the original repurchase authorization on July 21, 1994, a total of 893,500 shares have been repurchased at an average cost of $13.15 per share. During fiscal 1996 and 1997, the Company reissued 15,339 and 20,575 shares, respectively, at an average price of $12.61 and $10.71, respectively, related to purchases under the Company's Employee Stock Purchase Plan. The Company may repurchase additional shares of its stock depending on market conditions, price per share and other factors.

     The Company believes that its current cash equivalents, together with funds expected to be generated from operations, will be sufficient to finance the Company's operations through at least the fiscal year ending March 31, 1998.

CERTAIN FACTORS THAT MAY AFFECT RESULTS

      The statements contained in this Report are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. Forward-looking statements include, among others: statements regarding future product revenue levels; statements regarding future international sales; statements regarding future gross profit levels: statements regarding the level of future selling, general and administrative, research and development expenses; statements regarding product development, introduction and marketing; and statements regarding the sufficiency of the Company's existing cash and available-for-sale securities to meet future operating cash requirements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements.

     The market for telecommunication switches is based upon sophisticated technologies and is subject to rapid technological change, new product introductions and a multiplicity of current and evolving standards. Products marketed by certain competitors of the Company may have design and functionality capabilities similar to and/or in certain respects, more advanced than the Company's products. There can be no assurance that the Company will be able to compete successfully in the future against existing or new competitors or that the Company's operating results will not be adversely affected by increased price competition and technological factors. The Company believes that to remain competitive, it depends on a variety of factors, including product selection, successful and timely completion of product development and its ability to offer products at competitive prices.

     Some additional factors that could cause actual results to differ materially are set forth below.

     * The Company has recently announced agreements in principle with Dialogic, Inc. and Junction, Inc. which it anticipates will result in the creation of future products. The Company anticipates that the expenses associated with this developmental activity will be partially funded from its fiscal 1998 budget; the balance will be charged to operating expenses. There can be no assurance that this relationship will result in the development of salable product(s) which will be beneficial to the future of the Company or that products produced by this relationship will be developed in a cost effective manner and be available for sale within the time frame required.

     * The Company is dependent upon sole source suppliers for certain key components used in its products. The Company purchases these sole source components pursuant to purchase orders placed from time-to-time. No assurance can be given that sole source suppliers will devote the resources necessary to support the enhancement or continued availability of such components or that any such supplier will not encounter financial or operational difficulties. In addition, in certain instances, components required for certain sub-assemblies used in the Company's products are no longer being manufactured. The Company has historically been able to secure such components by utilizing its network of suppliers. However, the Company is redesigning such sub-assemblies in order to eliminate production interruptions that could occur if such components cannot be acquired. The Company is actively seeking alternative solutions to address potentially serious delays or shortages from its major component supplier. If delays or shortages occur and the Company is unable to effect alternative supply arrangements, its business and results of operations could be materially adversely affected.

     * A variety of factors could influence the level of the Company's net revenues in a particular quarter, including general economic conditions in the telecommunications switching industry, the timing of significant orders, shipment delays, the introduction of new products by the Company, the introduction of new products by the Company's competitors, acquisitions by the Company, patterns of capital spending by customers and other factors, many of which are beyond the Company's control. Since a substantial portion of the expenses of the Company do not vary relative to sales levels, if net revenues in a particular quarter do not meet expectations, it could have a material adverse effect on the Company's results of operations.

     * The Company's gross margin has declined in recent periods and may continue to decline as a result of potential sales price reductions and increased use of indirect distribution channels. Gross margins are also affected by other factors such as changes in the cost of materials, production and quality considerations, and the timing of new product introductions. The Company from time-to-time adds functionality and features that add cost to its products, and the Company's gross margins will be adversely affected to the extent the Company is not able to increase the price of such systems to offset such increased costs.

     * The Company's future results of operation and financial condition will depend, in part, on its ability to obtain and maintain patent protection for its products, to preserve its trade secrets and to operate without infringing on proprietary rights of third parties. There can be no assurance that the Company will be able to obtain and/or adequately protect the intellectual property required for it to compete effectively.

     * The Company's ability to develop marketable products and maintain a competitive position in light of continuing technological developments will depend, in large part, on its ability to attract and retain highly qualified management, technical and sales and marketing personnel. Competition for the services of these key employees is intense.

     * The Company's international business is subject to a number of inherent risks, including the challenges of building and managing foreign operations, unique product requirements, fluctuations in the value of foreign currencies, import/export duties, and unexpected regulatory, economic or political changes in foreign markets.

     Because of these and other factors, past financial performance should not be considered an indicator of future performance.

Item 8 - Financial Statements and Supplementary Data


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                   PAGE(S)


Report of Independent Accountants                                       16

Consolidated Balance Sheets as of March 31, 1997 and 1996               17

Consolidated Statements of Income for the Years Ended                   18
March 31, 1997, 1996 and 1995

Consolidated Statements of Changes in Stockholders' Equity              19
for the Years Ended March 31, 1997, 1996 and 1995

Consolidated Statements of Cash Flows for the Years Ended               20
March 31, 1997, 1996 and 1995

Notes to Consolidated Financial Statements                         21 - 31

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Stockholders and Board of Directors of Summa Four, Inc.:

     We have audited the consolidated financial statements and the financial statement schedule of Summa Four, Inc. listed in Items 14a (1) and (2) of this Form 10-K. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Summa Four, Inc. as of March 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



                                                  COOPERS & LYBRAND L.L.P.
Boston, Massachusetts
May 5, 1997

                               SUMMA FOUR, INC.
                         CONSOLIDATED BALANCE SHEETS
                           MARCH 31, 1997 AND 1996
                    (In thousands, except per share data)

                                                                      1997      1996
                                                                      ----      ----
ASSETS
Current assets:
   Cash and cash equivalents                                       $  6,169    $ 4,681
   Investments - current                                              7,472     12,284
   Accounts receivable, net of allowance
      for doubtful accounts of  $237 at March 31, 1997 and
      $480 at March 31, 1996                                         10,278      9,466
   Inventory, net                                                     5,069      3,352
   Deferred income taxes                                              2,288      1,702
   Prepaid and other current assets                                   1,812      1,075
                                                                   --------    -------
      Total current assets                                           33,088     32,560
Investments  - non-current                                           18,686     20,758
Property and equipment, net                                           4,265      3,755
Deferred income taxes                                                   226        286
Other assets                                                            188        340
                                                                   --------    -------
      Total assets                                                 $ 56,453    $57,699
                                                                   ========    =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                $  2,333    $ 1,775
   Accrued payroll and related expenses                               1,016        957
   Other accrued expenses                                             3,704      3,247
   Deferred revenues                                                  3,075      1,720
                                                                   --------    -------
      Total current liabilities                                      10,128      7,699
Other long-term liabilities                                             676        863

Commitments and contingencies (Note 8)

Stockholders' equity:
   Preferred stock, $.01 par value;  authorized 1,000,000 shares
      - no shares issued
   Common stock, $.01 par value; authorized 20,000,000 shares;
      issued 6,411,762 shares at March 31, 1997 and
      6,381,437 at March 31, 1996                                        64         64
   Additional paid-in capital                                        43,662     43,592
   Retained earnings                                                 13,149     11,301
   Cumulative translation adjustment                                     --       (125)
   Unrealized gains (losses) on investments                              43       (539)
   Common stock in treasury, 852,431 shares at March 31, 1997
      and 300,506 shares at March 31, 1996, at cost                 (11,269)    (5,156)
                                                                   --------    -------

      Total stockholders' equity                                     45,649     49,137
                                                                   --------    -------
      Total liabilities and stockholders' equity                   $ 56,453    $57,699
                                                                   ========    =======



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                SUMMA FOUR, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    YEARS ENDED MARCH 31, 1997, 1996 AND 1995
                     (In thousands, except per share data)


                                                 1997       1996      1995
                                                 ----       ----      ----
Net revenues                                    $44,316   $41,193   $37,136
Cost of revenues(*)                              18,144    14,467    12,367
                                                -------   -------   -------
   Gross profit                                  26,172    26,726    24,769
Operating expenses(*):
   Selling, general and administrative           14,196    13,023    11,968
   Research and development                      10,478     9,131     5,863
                                                -------   -------   -------
   Total operating expenses                      24,674    22,154    17,831
                                                -------   -------   -------
Operating income                                  1,498     4,572     6,938
Other income:
   Interest income, net                           1,219     1,502     1,540
                                                -------   -------   -------
Income before income taxes                        2,717     6,074     8,478
Provision for income taxes                          869     2,309     3,055
                                                -------   -------   -------

Net income                                      $ 1,848   $ 3,765   $ 5,423
                                                =======   =======   =======

Net income per share                            $   .30   $   .59   $   .82

Weighted average common and common equivalent
   shares outstanding                             6,117     6,388     6,605



(*) Reflects the reclassification of certain expenses. See note 1 (Reclassification)








               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                SUMMA FOUR, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   YEARS ENDED MARCH 31, 1997, 1996 AND 1995
                        (In thousands, except share data)


                                   Common Stock        Additional              Cumulative  Unrealized
                                ------------------     Paid-In    Retained    Translation  Gains (Losses)   Treasury   Stockholders'
                                Shares      Amount     Capital    Earnings     Adjustment  on Investments   Stock       Equity
                                ------      ------     -------    --------     ----------  --------------   -----       ------

Balance, March 31, 1994       6,122,987      $ 61      $39,266     $ 2,113       $ (94)      $ (662)                   $40,684

Issuance of common stock
   under stock option and
   purchase plans               211,450         2          937                                               $   60        999
Income tax benefit from
   stock option plans                                    2,520                                                           2,520
Foreign currency translation                                                       (46)                                    (46)
Purchase of treasury stock                                                                                   (1,243)    (1,243)
Net income                                                           5,423                                               5,423
Unrealized losses on
   investments                                                                                 (304)                      (304)
                              ---------      ----      -------     -------       -----       ------         --------   -------

Balance, March 31, 1995       6,334,437      $ 63      $42,723     $ 7,536       $(140)      $ (966)        $ (1,183)  $48,033
                              =========      ====      =======     =======       =====       ======         ========   =======

Issuance of common stock
   under stock option and
   purchase plans                47,000         1          410                                                   176       587
Income tax benefit from
   stock option plans                                      459                                                             459
Foreign currency translation                                                        15                            15
Purchase of treasury stock                                                                                    (4,149)   (4,149)
Net income                                                           3,765                                               3,765
Unrealized gains on
   investments                                                                                  427                        427
                              ---------      ----      -------     -------       -----       ------         --------   -------

Balance, March 31, 1996       6,381,437      $ 64      $43,592     $11,301       $(125)      $ (539)        $ (5,156)  $49,137
                              =========      ====      =======     =======       =====       ======         ========   =======

Issuance of common stock
   under stock option and
   purchase plans                30,325                     70                                                   246       316
Foreign currency translation                                                       125                                     125
Purchase of treasury stock                                                                                    (6,359)   (6,359)
Net income                                                           1,848                                               1,848
Unrealized gains on
   investments                                                                                  582                        582
                              ---------      ----      -------     -------       -----       ------         --------   -------
Balance, March 31, 1997       6,411,762      $ 64      $43,662     $13,149       $  --       $   43         $(11,269)  $45,649
                              =========      ====      =======     =======       =====       ======         ========   =======



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                SUMMA FOUR, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Years ended March 31, 1997, 1996 and 1995
                                 (In thousands)



                                                          1997      1996       1995
                                                          ----      ----       ----
Cash flows from operating activities:
   Net income                                           $ 1,848    $ 3,765    $ 5,423
                                                        -------    -------    -------
Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortization                          2,429      1,951      1,355
   Deferred income taxes                                   (526)      (223)    (1,132)
   Tax benefit from stock option plans                      (18)       459      2,520
   Provision for doubtful accounts                          150        274         90
   Provision for excess and obsolete inventory              112        257        158
Changes in operating assets and liabilities:
   Accounts receivable                                     (837)    (1,174)    (3,300)
   Inventory                                             (1,829)    (1,243)      (305)
   Prepaid and other current assets                        (737)      (293)       (67)
   Other assets                                             152       (269)       (21)
   Accounts payable                                         558       (432)       457
   Accrued payroll and related expenses                      59          9         92
   Deferred revenues                                      1,202        613      1,042
   Other accrued expenses and other liabilities             454      1,075       (400)
                                                        -------    -------    -------
   Total adjustments                                      1,169      1,004        489
                                                        -------    -------    -------
      Net cash provided by operating activities           3,017      4,769      5,912
                                                        -------    -------    -------
Cash flows from investing activities:
   Purchases of property and equipment                   (2,939)    (2,469)    (2,111)
   Sales (Purchases) of investments, net                  7,466     (1,108)       752
                                                        -------    -------    -------
      Net cash provided by (used in)
          investing activities                            4,527     (3,577)    (1,359)
                                                        -------    -------    -------

Cash flows from financing activities:
   Proceeds from the sale of stock under stock
      option plans                                          334        587        999
   Purchase of treasury stock                            (6,359)    (4,149)    (1,243)
   Principal payments under capital lease obligations       (31)       (19)        --
                                                        -------    -------    -------
      Net cash (used in) financing activities            (6,056)    (3,581)      (244)
Net increase (decrease) in cash and cash equivalents      1,488     (2,389)     4,309
Cash and cash equivalents, beginning of period            4,681      7,070      2,761
                                                        -------    -------    -------
Cash and cash equivalents, end of period                $ 6,169    $ 4,681    $ 7,070
                                                        =======    =======    =======
Supplemental disclosure of cash flow information
   Cash paid for interest                               $    19    $     7    $    24
   Cash paid for income taxes                           $   791    $   984    $ 2,625
Supplemental disclosure of non-cash investing
   and financing activities:
   Equipment acquired under capital lease obligations   $    --    $   174    $    --





               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                SUMMA FOUR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Summary of Significant Accounting Policies:

     Basis of Presentation

     The Company is active in only one business segment: developing, marketing, manufacturing and supporting its open, programmable switches that enable telecommunications services providers to build and deploy advanced wireline and wireless services. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions have been eliminated.

     Cash Equivalents

     Cash equivalents consist of certificates of deposit and money market funds which have maturities of 90 days or less when acquired, and are carried at cost which approximates fair value. At March 31, 1997 and 1996, the Company had approximately $5,487,000 and $3,260,000, respectively, maintained at one institution.

     Inventory

     Inventory is stated at the lower of cost (first-in, first-out) or market. Provision is made for excess or potentially obsolete inventory and other inventory valuation concerns in the period such matters are identified.

     Property and Equipment

     Property and equipment are stated at cost. Depreciation is provided for on the straight-line method for financial reporting purposes and on accelerated methods for income tax purposes over the estimated useful lives of the assets. The estimated useful lives of property and equipment for financial reporting purposes are as follows: office furniture and equipment, 3-5 years; and machinery and equipment, 2-10 years. Leasehold improvements are amortized over the shorter of their estimated useful life or the lease term.

     Expenditures for additions, renewals and betterments of property and equipment are capitalized. Expenditures for maintenance and repairs are expensed as incurred. Upon retirement or sale, the cost of the asset disposed of and the related accumulated depreciation are removed from the account and any resulting gain or loss is credited or charged to operations.

     Research and Development

     Research and development costs are expensed as incurred. The Company evaluates Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed", in accounting for product development expenditures. To date, costs eligible for capitalization have been immaterial and have not been capitalized.

     Revenue Recognition

     Revenue from product sales is recognized upon shipment. Revenue under maintenance agreements is recognized ratably over the life of the related agreements. Deferred revenue consists of customer deposits and amounts received for extended maintenance agreements. For the years ended March 31, 1996 and 1995, payments of $188,000 and $235,000, respectively, were received for customer sponsored development projects and recorded as a reduction to related research and development expenses. There were no such receipts for the year ended March 31, 1997.

     Income Taxes

     The Company utilizes the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes". SFAS No. 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. The measurement of deferred tax assets is reduced by a valuation allowance if, based upon weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

     Product Warranty

     The Company generally provides a twelve month warranty on its hardware and software products. Anticipated warranty costs are accrued upon shipment and are charged to cost of sales.

     Net Income per Share

     Net income per share is computed based on the weighted average number of common and common equivalent shares outstanding. The common equivalent shares related to stock options were calculated using the treasury stock method. Fully diluted earnings per share did not differ materially from primary earnings per share.

     Translation of Non-U.S. Currencies

     Assets and liabilities of non-U.S. subsidiaries, which are denominated in currencies other than the U.S. dollar, are remeasured into U.S. dollars at rates of exchange in effect at the end of the fiscal year except nonmonetary assets and liabilities which are remeasured using historical exchange rates. Revenue and expense amounts are remeasured using an average of exchange rates in effect during the year, except those amounts related to nonmonetary assets and liabilities, which are remeasured at historical exchange rates. Net realized and unrealized gains and losses resulting from currency remeasurement are included in operations.

     Reclassification

     A portion of customer service ($650,000 and $577,000, respectively) and research and development ($230,000 and $0, respectively) expenses were reclassified to cost of revenues for the fiscal years ended March 31, 1996 and 1995. In addition, corporate quality expenses of $214,000 and $181,000, respectively, were reclassified from cost of revenues to selling, general and administrative expenses. These reclassifications had no effect on operating or net income.

     Concentration of Credit Risk

     Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments and accounts receivable. The Company places its cash in what it believes are credit-worthy financial institutions. The Company's investments consist primarily of obligations of the U.S. Government, States and political sub-divisions.

     Credit risk with respect to trade receivables is concentrated because the Company sells to a limited number of large customers. The Company's customer base includes telephone companies in North and South America, Asia, and Europe and a number of smaller applications developers and systems integrators. Although the Company is directly affected by the condition of the telecommunication industry, management does not believe that significant credit risk currently exists and monitors this risk on a regular basis. The carrying amount of the trade receivables approximates fair value and any credit losses have been within management's expectations.

     Risks and Uncertainties

     Certain components used in the Company's products are purchased from a single or limited source, and certain technology used in the Company's products is licensed from third parties. In addition, in certain instances, components required for certain sub-assemblies used in the Company's products are no longer being manufactured.

The Company has historically been able to secure such components by utilizing its network of suppliers, however, the Company is redesigning such sub-assemblies in order to eliminate production interruption that could occur if such components cannot be procured. The Company often obtains parts from only one or limited sources, even where multiple sources are available, to maintain quality control and strengthen the working relationship with these parties. These purchases and licensing agreements are made under existing contracts or purchase orders. However, the inability to develop alternative sources, if required, due to the vendor's inability to deliver on schedule, or the licensor's termination of certain licenses, could have a material adverse effect on the Company's financial condition, results of operations, and / or cash flows.

     The Company's increasing international business is subject to a number of inherent risks, including the challenges of building and managing foreign operations, unique product requirements, fluctuations in the value of foreign currencies, import/export duties, and unexpected regulatory, economic or political changes in foreign markets.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Recent Pronouncement

     In February 1997, Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings per Share", was issued. This Statement establishes standards for computing and presenting earnings per share ("EPS"). This Statement requires restatement of all prior-period EPS data presented upon adoption. Summa Four is required to adopt SFAS No. 128 in the fourth quarter of fiscal 1998 and has yet to determine the impact of the required disclosures.

2.   Investments

     The Company determines the appropriate classification of its debt and equity securities at the time of purchase, and re-evaluates such designations as of each balance sheet date. The Company has classified its debt and equity securities as available-for-sale. These securities are carried at fair value with the unrealized gains and losses reported in a separate component of stockholders' equity. The amortized cost of debt securities is adjusted for the amortization of premiums and the accretion of discounts to maturity. Such amortization is included in interest income.

A summary of available-for-sale securities at March 31, 1997 is as follows (in thousands):

                                                Unrealized    Unrealized    Estimated
                                     Cost         Gains         Losses      Fair Value
                                     ----         -----         ------      ----------
Obligations of U.S. Government
   and Agencies                    $ 4,130                       $(90)         $ 4,040
Obligations of States and
   political sub-divisions          21,776         $ 17           (34)          21,759
Other                                  209          150            --              359
                                   -------         ----         -----          -------
      Total                        $26,115         $167         $(124)         $26,158
                                   =======         ====         =====          =======

A summary of available-for-sale securities at March 31, 1996 is as follows (in thousands):

                                             Unrealized   Unrealized  Estimated
                                    Cost       Gains        Losses    Fair Value
                                    ----       -----        ------    ----------
Obligations of U.S. Government
   and Agencies                    $14,222                  $(535)      $13,687
Obligations of States and
   political sub-divisions          19,359      $25           (29)        9,355
                                    ------      ---         -----       -------
                                   $33,581      $25         $(564)      $33,042
                                   =======      ===         =====       =======

     The realized gains and losses on sales of securities calculated on the specific identification method were $20,251 and ($252,228) and $17,827 and ($37,269) in fiscal 1997 and 1996, respectively. The net adjustment to unrealized gains (losses) on available-for-sale securities included as a separate component of stockholders' equity totaled $43,356 and ($539,046) at March 31, 1997 and 1996, respectively.

     The amortized cost and estimated fair value of debt securities at March 31, 1997, by contractual maturity, are shown below (in thousands). Actual maturities may differ from contractual maturities because the issuers of these securities may have the right to prepay obligations without penalty.

                                                           Estimated
     Maturity                            Cost              Fair Value
     --------                            ----              ----------
Due within one year                     $ 7,116              $ 7,113
Due between one through five years       18,790               18,686
                                        -------              -------
                                        $25,906              $25,799
                                        =======              =======

3.   Inventory:

     Inventory at March 31, 1997 and 1996 consisted of the following (in thousands):

                             1997          1996
                             ----          ----
Raw materials               $1,652        $1,106
Work-in-process              1,795         1,288
Finished goods               1,622           958
                            ------        ------
                            $5,069        $3,352
                            ======        ======

4.   Property and Equipment:

     Property and equipment at March 31, 1997 and 1996 consisted of the following (in thousands):

                                                              1997                 1996
                                                              ----                 ----
   Machinery and equipment                                  $ 7,573              $ 6,074
   Office furniture and equipment                             4,531                3,172
   Leasehold improvements                                       427                  362
                                                            -------              -------
      Total                                                  12,531                9,608
   Less:  accumulated depreciation and  amortization         (8,266)              (5,853)
                                                            -------              -------
                                                            $ 4,265              $ 3,755
                                                            =======              =======

     Property and equipment includes $174,000 of office equipment acquired under capital leases in fiscal 1996 on which accumulated depreciation totaled $52,000 and $17,000 at March 31, 1997 and 1996 respectively. Depreciation and amortization expense associated with property and equipment totaled approximately $2,429,000, $1,951,000 and $1,355,000 for the years ended March 31, 1997, 1996 and 1995, respectively.

5.   Income Taxes:

The provision for income taxes includes federal, state and foreign income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities. The provision for the years ended March 31, 1997, 1996 and 1995 was as follows (in thousands):

                      1997         1996         1995
                      ----         ----         ----
Current
   U.S. Federal     $   825      $ 1,972      $ 3,284
   Non-U.S              369          147           99
   State                200          413          804
                    -------      -------      -------
                    $ 1,394      $ 2,532      $ 4,187
Deferred
   U.S. Federal       ($458)       ($194)       ($985)
   Non-U.S               --           --           --
   State                (67)         (29)        (147)
                    -------      -------      -------
                       (525)        (223)      (1,132)
                    -------      -------      -------
                    $   869      $ 2,309      $ 3,055
                    =======      =======      =======


     The following is a reconciliation between the federal statutory rate and the effective tax rate:

                                                    1997       1996       1995
                                                    ----       ----       ----
Statutory income tax rate                           34.0%      34.0%      34.0%
State income taxes, net of federal benefit           7.4        7.4        7.0
Tax effect of foreign activities                     2.1       (0.7)       2.5
Disallowed meals and entertainment deductions        0.7        0.4        0.3
Tax-exempt interest income                          (9.7)      (3.6)      (2.7)
Change in valuation allowance                       (6.7)      (2.4)      (6.5)

Other                                                4.2        2.9        1.4
                                                    ----       ----       ----
     Effective tax rate                             32.0%      38.0%      36.0%
                                                    ====       ====       ====


     The Company's deferred tax assets and liabilities and related valuation allowance were as follows at March 31, 1997 and 1996, respectively (in thousands):

                                                 1997         1996
                                                 ----         ----
Current deferred tax assets (liabilities)
   Deferred revenues                           $   978      $   385
   Other allowances and reserves                   780          796
   Allowance for doubtful accounts                  93          187
   Warranty reserve                                334          334
   Depreciation                                    125           --
   Unrealized gains (losses) on securities         (22)         183
                                               -------      -------

      Total current deferred tax assets          2,288        1,885
   Valuation allowance                              --         (183)
                                               -------      -------
      Net current deferred tax assets          $ 2,288      $ 1,702
                                               =======      =======

Non-current deferred tax assets
   Deferred revenues                           $   226      $   286
                                               -------      -------
   Non-current deferred tax assets             $   226      $   286
                                               =======      =======


The Company had unrealized losses arising from SFAS No. 115 of approximately ($539,000) at March 31, 1996. The valuation allowance at March 31, 1996 related to the unrealized capital losses for that year. No such allowance was recorded at March 31, 1997.

6.   Line Of Credit

     As of March 31, 1997, the Company had a $6,000,000 unsecured line of credit with a bank. Unless renewed, the line expires in September 1997. This line bears interest at the bank's prime interest rate per annum (8.50% at March 31, 1997) and the bank charges a 1/8% per annum commitment fee. There were no borrowings under this line at March 31, 1997 and 1996. The bank agreement contains covenants, including requirements as to the maintenance of certain levels of working capital and net worth, and prohibitions on the payment of cash dividends.

7.   Stockholders' Equity

     Incentive Stock Option Plans

     The Company has incentive stock option plans (1995 Stock Plan and the 1993 Stock Incentive Plan) which provide for the granting of options to purchase an aggregate of 850,000 shares of the Company's Common Stock. While the majority of the options granted are incentive stock options, the plans allow for the granting of non-qualified stock options. Under these plans, shares of the Company's Common Stock has been reserved for the issuance of a variety of awards, including stock options, appreciation rights, and restricted and unrestricted stock grants to employees, officers, directors, consultants, and advisors who are expected to contribute to the Company's future growth and success. Under all of the Company's stock option plans, options expire ten years from date of grant.

     Under these plans, options are granted at the fair market value of the stock on the date of grant (110% of fair market value in certain cases) and are conditional upon continued employment with the Company. The options generally become exercisable in increments of 20% per year over five years.

     As of March 31, 1997, incentive and non-qualified stock options to purchase 497,965 shares and 100,293 shares, respectively, were outstanding under these plans. Of these outstanding options, incentive stock options to purchase 102,351 shares and non-qualified stock options to purchase 4,475 shares were exercisable.

     In addition to these incentive stock option plans, previous plans provide for the granting of options to purchase an aggregate of 787,500 shares of the Company's Common Stock. As of March 31, 1997, options to purchase 161,375 shares were outstanding, of which 139,335 were exercisable.

     Non-Qualified Stock Option Plans

     The Company has a non-qualified stock option plan which provides for the granting of options to purchase 31,500 options to purchase shares of the Company's Common Stock. As of March 31, 1997, options to purchase 31,500 shares were outstanding, all of which were exercisable.

     The 1993 Director Stock Option Plan authorized a maximum of 63,000 shares of the Company's Common Stock to be issued. Under this plan, each director who was not an employee of the Company receives upon his initial election an option to purchase 7,000 shares of stock at an exercise price equal to the fair market value of the stock on the date of grant. Such options vest immediately with respect to twenty percent of such shares, with the remainder vesting in four equal annual installments commencing one year after the date of grant.

     In addition, on the date of each Annual Meeting, each director receives an option, which vested immediately, to purchase 2,500 shares of the Company's stock at an exercise price equal to the fair market value at the date of the Annual Meeting. As of March 31, 1997, options to purchase 48,650 shares were outstanding, of which 36,050 were exercisable.

     Stock Purchase Plan

     Under the Employee Stock Purchase Plan, employees of the Company are eligible to participate in semi-annual plan offerings in which payroll deductions may be used to purchase shares of Common Stock. The purchase price of the shares is the lower of 85% of the fair market value of the stock on the day the offering commences or 85% of the fair market value of the stock on the day the offering terminates. The Company has reserved 175,000 shares of stock under this Plan. For the year ended March 31, 1997, employees purchased 20,575 shares at an average price of $10.71; for the year ended March 31, 1996, employees purchased 15,339 shares at a price of $12.61. For the year ended March 1995, employees purchased 5,155 shares at a price of $14.34.

     Stock-Based Compensation

     In October 1995, Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation", was issued. SFAS No. 123 is effective for periods beginning after December 15, 1995. The Company has adopted the disclosure only alternative available under the provisions of SFAS No. 123 in fiscal 1997. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates as calculated in accordance with SFAS No. 123, the Company's net income and earnings per share for the years ended March 31, 1997 and 1996 would have been reduced to the pro forma amounts indicated below:

                               1997                                1996
                               ----                                ----
                     Net Income    Earnings per Share    Net Income    Earnings per Share
                     ----------    ------------------    ----------    ------------------
                     (In thousands)                      (In thousands)

   As reported          $1,848          $.30               $3,765          $.59
   Pro forma            $1,108          $.18               $3,005          $.47

     The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: an expected option life of six years, expected volatility of 65% and a weighted-average risk-free interest rate of 6.26%. The Company has not paid dividends nor does it expect to pay dividends in the near future. The weighted average fair value of stock options granted for the years ended March 31, 1997 and 1996 was $6.93 and $12.22, respectively.

     A summary of the Company's stock option plan activity since April 1, 1994 is presented below:

                                            Number      Weighted Average
                                           of Shares    Exercise Price
                                           ---------    --------------

Outstanding at March 31, 1994              698,760         $ 5.75
                                          --------

Granted                                    231,795         $22.51
Canceled                                  (226,005)        $ 6.93
Exercised                                 (211,450)        $ 4.38
                                          --------

Options outstanding at March 31, 1995      493,100         $11.27
                                          --------

Granted                                    313,585         $19.47
Canceled                                   (55,605)        $21.72
Exercised                                  (47,000)        $ 7.04
                                          --------

Options outstanding at March 31, 1996      704,080         $14.38
                                          --------

Granted                                    344,400         $10.73
Canceled                                  (178,012)        $21.59
Exercised                                  (30,325)        $ 3.76
                                          --------

Options outstanding March 31, 1997         840,143         $11.74
                                          ========


The following table summarizes information about stock options outstanding at March 31, 1997:

                              Options Outstanding                                    Options Exercisable
                              -------------------                                    -------------------
                                        Weighted-Average
            Range of          Number           Remaining      Weighted-Average         Number      Weighted-Average
     Exercise Prices     Outstanding    Contractual Life        Exercise-Price    Exercisable        Exercise Price
     ---------------     -----------    ----------------        --------------    -----------        --------------

        $2.00-$4.00         122,885          1.7 years              $ 2.57          118,335              $ 2.57
        $4.00-$5.00          70,350          6.1 years              $ 4.57           52,500              $ 4.57
        $8.00-$10.00        210,750          9.5 years              $ 8.89            9,800              $ 9.12
        $10.00-$15.00       281,978          8.7 years              $12.57           72,554              $12.79
        $15.01-$23.00        16,400          8.5 years              $17.25            4,420              $17.47
        $23.01-$35.00       137,780          7.7 years              $25.65           56,102              $25.45
                            -------                                                 -------

                            840,143                                                 313,711
                            =======                                                 =======

     Shareholders Rights Plan

     On February 9, 1995, the Board of Directors voted to adopt a Shareholders Rights Plan, applicable to shareholders of record on March 10, 1995. In connection with the adoption of this Plan, the Company declared a dividend distribution of one Right for each outstanding share of the Company's outstanding stock. Each Right entitles the registered holder to purchase from the Company a unit consisting of one one-thousandth of a share of Series A Junior Participating Stock, $.01 par value (the "Preferred Stock"). The Rights are not exercisable until the Distribution Date and will expire at the close of business on February 8, 2005, unless earlier redeemed or exchanged by the Company. The primary purpose of the plan is to ensure that all shareholders of the Company receive fair treatment in the event of an unsolicited offer to acquire control of the Company.

8.   Commitments and Contingencies:

     The Company leases its facilities and certain equipment under operating lease agreements which expire at various dates through fiscal year 2001. The agreement for the New Hampshire headquarters will terminate on August 31, 1998. Rental expense amounted to approximately $814,000, $675,000 and $570,000 in fiscal 1997, 1996 and 1995, respectively.

     Future minimum annual commitments under such leases are as follows (in thousands):

   Years ended March 31,                              Amount
   ---------------------                              ------

        1998                                         $  901
        1999                                            385
                                                     ------
                                                     $1,286
                                                     ======

     Purchase commitments to suppliers of the Company were approximately $9.7 million and $6.5 million at March 31, 1997 and 1996, respectively.

     On August 2, 1995, Claircom Communications Group, Inc. ("Claircom") brought an action against the Company in the King County (Washington) Superior Court alleging breach of contract, breach of warranty and various related claims and seeking an accounting and damages arising from the joint development of a cabin telecommunications unit (CTU) to be initially installed for passenger use in commercial aircraft. On October 11, 1995, the Company filed an answer in the Washington action denying Claircom's allegations and asserted a Counterclaim. The Company also brought an action against Claircom, in the Hillsborough County (New Hampshire) Superior Court on September 12, 1995, seeking payment of royalties, protection of its trade secrets and damages for breach of contract under certain New Hampshire statutes. The Company also sought a preliminary injunction against Claircom. The motion for preliminary injunction was heard on September 26, 1995, together with Claircom's Motion to Dismiss or Stay the New Hampshire action. On October 12, 1995 the New Hampshire court denied the Company's motion for preliminary injunction and Claircom's motion to dismiss or stay. On October 30, 1995, the Washington court granted the Company's motion to stay the Washington action. Claircom's motions to reconsider the orders of the New Hampshire and the Washington courts have both been denied. Claircom's recently amended its counterclaims to add claims for fraudulent inducement, intentional misrepresentation and a claim under the New Hampshire Consumer Protection Act. The Company is preparing a response denying the new claims and is considering a motion to dismiss certain counts. The parties are moving forward in the New Hampshire action and while the discovery phase continues, a May 1998 trial date has been set. No estimate of the probable outcome of this litigation can be made at this time. However, an unfavorable outcome could have a materially adverse effect on the Company's financial condition, results of operations, and/or cash flows.

9.   401(k) Profit Sharing Plan:

     The Company maintains a qualified 401(k) profit sharing plan. The plan covers substantially all employees who have satisfied a one month service requirement and have attained the age of 21. The Company has a guaranteed interest fund, an equity fund, an international fund, a growth fund and a balanced fund available under the Plan. Vesting in the Company contributions to the Plan is based on a five-year schedule (20% per year).

     Employee contributions may range from 1-15% of compensation with a discretionary matching Company contribution not to exceed 6% of compensation. The Company contributed approximately $167,000, $142,000 and $69,000 relating to this plan during fiscal 1997, 1996 and 1995, respectively. The Company, at its discretion, may also make an optional contribution for any plan year although no such contribution has been made to date.

10.  Geographic Data and Major Customers:

     A significant portion of the Company's revenues are derived from a limited number of customers. Approximately 29% of the Company's revenues for the fiscal year ended March 31, 1997, were from three customers accounting for 12%, 9% and 8% of total revenues. Approximately 32% of the Company's revenues for the fiscal year ended March 31, 1996 were from three customers accounting for 14%, 9% and 9% of total revenues. Approximately 45% of the Company's revenues for the fiscal year ended March 31, 1995 were from three customers accounting for 17%, 15% and 13% of total revenues. From time to time a significant portion of the Company's accounts receivable balance will be with these or other major customers. At March 31, 1997, approximately $2,064,000 was outstanding from two customers and at March 31, 1996, approximately $3,704,000 was outstanding from two customers. Consideration is given to the financial position of these customers when determining the appropriate allowance for doubtful accounts. The Company's standard payment terms are net 30 days. Generally, all customers are subject to these terms. At the Company's discretion, in order to accommodate a customer's request, the Company has selectively extended payment terms. At March 31, 1997, the Company had approximately $5.4 million of accounts receivable with other than standard payment terms.

     The Company has two foreign subsidiaries which sell the Company's products in their respective geographic areas. Revenues are reflected in the geographic areas from which the sales are made. Revenue generated by, and the identifiable assets of, foreign operations were less than 10% of consolidated revenues and assets, respectively, for the fiscal year ended March 31, 1995. Financial information, summarized by geographic area, greater than 10%, is as follows (in thousands):

                              United
                              States     Europe    Asia Pacific       Eliminations     Consolidated
                              ------     ------    ------------       ------------     ------------
Year ended March 31, 1997
-------------------------
Total revenues                $38,060     $5,539      $  717                              $44,316
*    Unaffiliated               3,040         --       1,677             $(4,717)              --
*    Inter-Company transfers  -------     ------      ------             -------          -------
          Total               $41,100     $5,539      $2,394             $(4,717)         $44,316

Income from operations        $ 1,966     $  699      $  121             $   (69)         $ 2,717
Identifiable assets           $54,616     $3,225      $  255             $(1,643)         $56,453

                                       29

                                United
                                States       Europe    Asia Pacific     Eliminations       Consolidated
                                ------       ------    ------------     ------------       ------------

Year ended March 31, 1996
-------------------------
Total revenues
*    Unaffiliated              $33,609       $5,792      $1,792                               $41,193
*    Inter-Company transfers     3,667           --          --            $(3,667)                --
                               -------       ------      ------            -------            -------
        Total                  $37,276       $5,792      $1,792            $(3,667)           $41,193

Income from operations         $ 5,669       $  289      $   90            $    26            $ 6,074
Identifiable assets            $56,977       $2,577      $  233            $(2,088)           $57,699

     The Company's operations are structured to achieve consolidated objectives. As a result, significant interdependencies and overlaps exist among the Company's operating entities. Accordingly, the revenues, operating income and identifiable assets shown for each geographic area may not be indicative of the amounts which would have been reported if the operating entities were independent of one another.

     The United States inter-company transfers represent shipments of systems to international subsidiaries. The inter-company transfers are made at prices which approximate cost plus an appropriate markup, and are eliminated from consolidated revenues.

     Corporate assets, consisting of investments, totaled approximately $26.2 million and $33.0 million at March 31, 1997 and 1996 respectively, and are included in the identifiable assets in the United States where the Company's headquarters are located.

     Export sales to unaffiliated customers from the Company's United States operations were as follows (in thousands):


Years ended March 31,               1997      1996         1995
---------------------               ----      ----         ----
   Asia/Pacific                   $ 8,343    $3,453       $1,443
   Canada                           2,931     2,082           65
   Other                               77       119          125
                                  -------    ------       ------
      Total                       $11,351    $5,654       $1,633
                                  =======    ======       ======

11.  Other Items

     Other accrued expenses at March 31, 1997 and 1996 included accrued sales taxes of approximately $250,000, and $380,000, respectively. In addition, other accrued expenses at March 31, 1997 and 1996 included a warranty accrual of $856,000.

     Other assets at March 31, 1997 include approximately $120,000 of employee notes receivable relating to the purchase of the Company's Common Stock.

     During the fourth quarter of fiscal 1997, the Company reduced its effective tax rate for fiscal 1997 to 32%.

12.  Supplemental Selected Quarterly Financial Data (unaudited)



                              (In thousands, except per share data)
                                          Quarters ended
                           June 30     Sept. 30    Dec. 31     March 31
                           -------     --------    -------     --------
1997:
   Net revenues            $11,189     $ 9,982     $11,624     $11,521
   Gross profit              7,063       6,010       6,718       6,381
   Net income              $   744     $   195     $   457     $   452
   Net income
             per share     $   .12     $   .03     $   .08     $   .08

1996:
   Net revenues            $ 9,684     $ 9,954     $10,321     $11,234
   Gross profit*             6,442       6,371       6,761       7,152
   Net income              $ 1,308     $   864     $   651     $   942
   Net income
             per share     $   .20     $   .13     $   .10     $   .15

* As further described on page 22, the Company has reclassified certain costs. The reclassification had no effect on operating or net income. The reclassification reduced gross profit by (in thousands) $163, $179, $148 and $175 for the quarters ended June 30, September 30, December 31 and March 31 in fiscal 1996.

Item 9 - Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     None.

PART III

Item 10 - Directors and Executive Officers of the Registrant

     Incorporated by reference from portions of the Definitive Proxy Statement for its 1997 Annual Meeting of Stockholders.

Item 11 - Executive Compensation

     Incorporated by reference from portions of the Definitive Proxy Statement for its 1997 Annual Meeting of Stockholders.

Item 12 - Security Ownership of Certain Beneficial Owners And Management

     Incorporated by reference from the portion of the Definitive Proxy Statement entitled "Security Ownership of Certain Beneficial Owners and Management".

Item 13 - Certain Relationships and Related Transactions

     None.

PART IV

Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)  (1) Financial Statements

              See index in Part II,  Item 8

          (2) Financial Statement Schedule

              Schedule II      Valuation and Qualifying Accounts

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

          (3) Exhibits

                                   EXHIBITS
                                   --------

Exhibit No.       Description
-----------       -----------

   *3.1       -   Amended and Restated Certificate of Incorporation of the
                  Registrant.
   *3.2       -   Amended and Restated By-laws of the Registrant.
   *4.1       -   Specimen Certificate representing the Registrant's Common
                  Stock.
   *10.1      -   Lease Agreement, dated July 18, 1990, by and between the
                  Registrant and Northern Manchester Trust.
   *10.2      -   Lease Agreement, as amended, dated December 21, 1992, by
                  and between the Registrant and 1100 Corporation.
   *10.3      -   Lease Agreement, dated February 15,1993 by and between the
                  Registrant and Atrium Executive Center, Inc.
   *10.4      -   Lease Agreement, dated August 1, 1992, by and between the
                  Registrant and Duffell Financial and Construction Company.
   *10.5      -   Registration Agreement, dated July 25, 1984, as amended,
                  by and among the Registrant and certain investors.
   *10.6      -   Purchase Agreement, dated July 25, 1984, by and among the
                  Registrant and certain investors.
   *10.7      -   +1993 Stock Incentive Plan, as amended.
   *10.8      -   +1993 Employee Stock Purchase Plan.
   *10.9      -   +1993 Director Stock Option Plan.
   *10.10     -   +Stock Option Plan of August 1, 1992.
   *10.11     -   +Incentive Stock Option Plan of January 1, 1985.
   *10.12     -   +Stock Option Agreement, dated July 23, 1987, by and between the Registrant and Mr. William M. Scranton.
   *10.13     -   +Non-Qualified Employee Option Agreement, dated
                  July 23, 1987, by and between the Registrant and
                  Mr. Barry R. Gorsun.
   *10.14     -   Promissory Note, dated April 1, 1991, by Summa Four, Ltd.
   *10.15     -   Letter Agreement, dated October 15, 1992, by and between
                  the Registrant and Fleet Bank of Massachusetts, N.A.,
                  as modified.
   *10.16     -   Customer Purchase Agreement, dated November 20, 1992, by
                  and between the Registrant and Sprint/United Management
                  Company.
   *10.17     -   Customer Purchase Agreement, dated September 11, 1991, by
                  and between the Registrant and United States Advanced
                  Networks.
   *10.18     -   Customer Purchase Agreement, dated October 10,1990, by and between the Registrant and Unisys Corporation.
   *10.19     -   Resale Agreement, dated November 5, 1992, by and between
                  the Registrant and IBM Canada Ltd.
   *10.20     -   Agreement, dated October 14, 1992, by and between the
                  Registrant and Claircom Communications Group, L.P.


*   Incorporation herein by reference to the Registrant's Registration
    Statement on Form S-1 (File No. 33-66602), as declared effective by the Securities and Exchange Commission (the "Commission") on September 23, 1993.
+ Management contract or compensatory plan or arrangement filed as an exhibit pursuant to Item 14(c) of this report.

                               -----------------

Exhibit No.      Description
-----------      -----------

   *10.21    -   Release, Settlement and License Agreement, dated
                 November 2, 1992, by and among the Registrant, Omnitel
                 Corporation, Aspect Telecommunications Corporation and
                 Richard L. Scully.
   *10.22    -   Product Development and Licensing Agreement, dated January 19,
                 1990, by and between the Registrant and The Telephone
                 Connection, Inc.
   *10.23    -   Amendment dated August 31, 1994 to Lease Agreement dated
                 July 18, 1990 with Northern Manchester Trust.
   10.24     -   +Employment Agreement, dated May 3, 1995, by and between the
                 Registrant and Edward C. Callahan.
   10.25     -   Amendment dated August 23, 1995 to Lease Agreement dated
                 July 18, 1990 with Northern Manchester Trust.
   10.26     -   +1997 Executive Incentive Bonus Plan.
   10.27     -   +Employment Agreement, dated July 23, 1996, by and between the
                 Registrant and Thomas A. St. Germain.
   10.28     -   +Employment Agreement, dated July 22, 1996, by and between the
                 Registrant and Theresa Pratt Wang.
   10.29     -   +Employment Agreement, dated July 23, 1996, by and between the
                 Registrant and John H. Shaw.
   10.30     -   +Employment Agreement, dated July 23, 1996, by and between the
                 Registrant and Michael G. Hluchyj.
   10.31     -   +Employment Agreement, dated July 22,1996, by and between the
                 Registrant and Kendrick A. Estey.
   10.32     -   +Employment Agreement, dated October 18, 1996, by and between the Registrant and Todd P. Hasselbeck.
   10.33     -   +Agreement, dated November 16, 1996, by and between the
                 Registrant and Barry R. Gorsun.
   10.34     -   +Employment Agreement, dated November 21, 1996, by and between the Registrant and Robert A. Degan.
   10.35     -   +Amendment dated June 12, 1997, to Agreement dated November
                 16, 1996 by and between the Registrant and Barry R. Gorsun
   11        -   Statement Regarding Computation of Per Share Earnings.
   21        -   Subsidiaries of the Registrant.
   23        -   Consent of Coopers & Lybrand L.L.P.
   27        -   Financial Data Schedule


*   Incorporation herein by reference to the Registrant's Registration
    Statement on Form S-1 (File No. 33-66602), as declared effective by the Securities and Exchange Commission (the "Commission") on September 23, 1993.
+ Management contract or compensatory plan or arrangement filed as an exhibit pursuant to Item 14(c) of this report.

               The exhibits filed as part of this Annual Report on Form 10-K are listed on the exhibit index immediately preceding such exhibits, which exhibit index is incorporated herein by reference. The Company's current management contracts and executive compensation plans and arrangements are listed in the exhibit index incorporated herein by reference at exhibit numbers 10.7-10.13, 10.24, 10.26-10.35.

     The Company will provide copies of the exhibit index, exhibits and Schedule II to shareholders upon request.

     (b) No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 20, 1997                 Summa Four, Inc.

                                 By: /s/ Thomas A. St. Germain
                                     -------------------------------
                                      Thomas A. St. Germain
                                      Senior Vice President, Treasurer &
                                      Chief Financial Officer
                                      (Principal Financial & Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

     Signature                              Title                                 Date


/s/ Barry R. Gorsun                   Chairman of the Board                     June 20, 1997
--------------------------------
Barry R. Gorsun


/s/ Robert A. Degan                   President & Chief Executive Officer       June 20, 1997
--------------------------------
Robert A. Degan


/s/ Thomas A. St. Germain             Senior Vice President, Treasurer          June 20, 1997
--------------------------------      & Chief Financial Officer
Thomas A. St. Germain                 (Principal Financial & Accounting Officer)


/s/ Russell I. Pillar                 Director                                  June 20, 1997
--------------------------------
Russell I. Pillar


/s/ Gordon T. Ray                     Director                                  June 20, 1997
--------------------------------
Gordon T. Ray


/s/ Edgar L. Brown, Jr.               Director                                  June 20, 1997
--------------------------------
Edgar L. Brown, Jr.


/s/ William M. Scranton               Director                                  June 20, 1997
--------------------------------
William M. Scranton


/s/ John A. Shane                     Director                                  June 20, 1997
--------------------------------
John A. Shane

                                SUMMA FOUR, INC.

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                    YEARS ENDED MARCH 31, 1997, 1996 AND 1995
                                 (IN THOUSANDS)


                              BEGINNING         ADDITIONS CHARGED      DEDUCTIONS/       ENDING
                                BALANCE      TO COST AND EXPENSES       WRITE-OFFS      BALANCE

Allowance for doubtful accounts,

   1997                          $480                   $150                 $393         $237
   1996                           400                    274                  194          480
   1995                           450                     90                  140          400

Inventory reserve,

   1997                          $442                   $112                              $554
   1996                           200                    257                 $ 15          442
   1995                           100                    158                   58          200

Warranty reserve,

   1997                          $856                                                     $856
   1996                           750                   $137                 $ 31          856
   1995                           275                    932                  457          750



                                   EXHIBITS
                                   --------

Exhibit No.       Description
-----------       -----------

   *3.1       -   Amended and Restated Certificate of Incorporation of the
                  Registrant.
   *3.2       -   Amended and Restated By-laws of the Registrant.
   *4.1       -   Specimen Certificate representing the Registrant's Common
                  Stock.
   *10.1      -   Lease Agreement, dated July 18, 1990, by and between the
                  Registrant and Northern Manchester Trust.
   *10.2      -   Lease Agreement, as amended, dated December 21, 1992, by
                  and between the Registrant and 1100 Corporation.
   *10.3      -   Lease Agreement, dated February 15,1993 by and between the
                  Registrant and Atrium Executive Center, Inc..
   *10.4      -   Lease Agreement, dated August 1, 1992, by and between the
                  Registrant and Duffell Financial and Construction Company.
   *10.5      -   Registration Agreement, dated July 25, 1984, as amended,
                  by and among the Registrant and certain investors.
   *10.6      -   Purchase Agreement, dated July 25, 1984, by and among the
                  Registrant and certain investors.
   *10.7      -   +1993 Stock Incentive Plan, as amended.
   *10.8      -   +1993 Employee Stock Purchase Plan
   *10.9      -   +1993 Director Stock Option Plan.
   *10.10     -   +Stock Option Plan of August 1, 1992.
   *10.11     -   +Incentive Stock Option Plan of January 1, 1985
   *10.12     -   +Stock Option Agreement, dated July 23, 1987, by and between the Registrant and Mr. William M. Scranton
   *10.13     -   +Non-Qualified Employee Option Agreement, dated
                  July 23, 1987, by and between the Registrant and
                  Mr. Barry R. Gorsun.
   *10.14     -   Promissory Note, dated April 1, 1991, by Summa Four, Ltd.
   *10.15     -   Letter Agreement, dated October 15, 1992, by and between
                  the Registrant and Fleet Bank of Massachusetts, N.A.,
                  as modified.
   *10.16     -   Customer Purchase Agreement, dated November 20, 1992, by
                  and between the Registrant and Sprint/United Management
                  Company.
   *10.17     -   Customer Purchase Agreement, dated September 11, 1991, by
                  and between the Registrant and United States Advanced
                  Networks.
   *10.18     -   Customer Purchase Agreement, dated October 10,1990, by and between the Registrant and Unisys Corporation.
   *10.19     -   Resale Agreement, dated November 5, 1992, by and between
                  the Registrant and IBM Canada Ltd.
   *10.20     -   Agreement, dated October 14, 1992, by and between the
                  Registrant and Claircom Communications Group, L.P.


*   Incorporation herein by reference to the Registrant's Registration
    Statement on Form S-1 (File No. 33-66602), as declared effective by the Securities and Exchange Commission (the "Commission") on September 23, 1993.
+ Management contract or compensatory plan or arrangement filed as an exhibit pursuant to Item 14(c) of this report.

                               -----------------

Exhibit No.      Description
-----------      -----------

   *10.21    -   Release, Settlement and License Agreement, dated
                 November 2, 1992, by and among the Registrant, Omnitel
                 Corporation, Aspect Telecommunications Corporation and
                 Richard L. Scully.
   *10.22    -   Product Development and Licensing Agreement, dated January 19,
                 1990, by and between the Registrant and The Telephone
                 Connection, Inc.
   *10.23    -   Amendment dated August 31, 1994 to Lease Agreement dated
                 July 18, 1990 with Northern Manchester Trust.
   10.24     -   +Employment Agreement, dated May 3, 1995, by and between the
                 Registrant and Edward C. Callahan.
   10.25     -   Amendment dated August 23, 1995 to Lease Agreement dated
                 July 18, 1990 with Northern Manchester Trust.
   10.26     -   +1997 Executive Incentive Bonus Plan.
   10.27     -   +Employment Agreement, dated July 23, 1996, by and between the
                 Registrant and Thomas A. St. Germain.
   10.28     -   +Employment Agreement, dated July 22, 1996, by and between the
                 Registrant and Theresa Pratt Wang.
   10.29     -   +Employment Agreement, dated July 23, 1996, by and between the
                 Registrant and John H. Shaw.
   10.30     -   +Employment Agreement, dated July 23, 1996, by and between the
                 Registrant and Michael G. Hluchyj.
   10.31     -   +Employment Agreement, dated July 22,1996, by and between the
                 Registrant and Kendrick A. Estey.
   10.32     -   +Employment Agreement, dated October 18, 1996, by and between the Registrant and Todd P. Hasselbeck.
   10.33     -   +Agreement, dated November 16, 1996, by and between the
                 Registrant and Barry R. Gorsun.
   10.34     -   +Employment Agreement, dated November 21, 1996, by and between the Registrant and Robert A. Degan.
   10.35     -   +Amendment dated June 12, 1997, to Agreement dated November
                 16, 1996 by and between the Registrant and Barry R. Gorsun
   11        -   Statement Regarding Computation of Per Share Earnings.
   21        -   Subsidiaries of the Registrant.
   23        -   Consent of Coopers & Lybrand L.L.P.
   27        -   Financial Data Schedule


*   Incorporation herein by reference to the Registrant's Registration
    Statement on Form S-1 (File No. 33-66602), as declared effective by the Securities and Exchange Commission (the "Commission") on September 23, 1993.
+ Management contract or compensatory plan or arrangement filed as an exhibit pursuant to Item 14(c) of this report.