Form 10-Q
period 1997-06-30
SUMMA FOUR INC
filed 1997-08-12
CIK 900095

          ============================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                         ------------------------------

                                    FORM 10-Q

         X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       -----  EXCHANGE ACT OF 1934


         For the quarterly period ended JUNE 30, 1997
                                       -----------------------------------------

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934

                  For the transition period from
                                                --------------------------

               Commission File Number 0-22210
                                     -------------------------------------------


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

                     Common Stock, $.01 par value 5,734,001
                         Outstanding as of July 25, 1997

          ============================================================

                                SUMMA FOUR, INC.

                               INDEX TO FORM 10-Q


                                                                       Page(s)
                                                                       -------

Part I - Financial Information:

  Item 1 - Financial Statements

           Condensed Consolidated Balance Sheets as of                     1
           June 30, 1997 and March 31, 1997

           Condensed Consolidated Statements of Operations                 2
           for the three months ended June 30, 1997 and 1996

           Condensed Consolidated Statements of Cash Flows                 3
           for the three months ended June 30, 1997 and 1996

           Notes to Condensed Consolidated Financial Statements          4-5

  Item 2 - Management's Discussion and Analysis of                       6-9
           Financial Condition and Results of Operations


Part II - Other Information:

  Item 1 - Legal Proceedings                                              10

  Item 2 - Changes in Securities                                          11

  Item 3 - Defaults Upon Senior Securities                                11

  Item 4 - Submission of Matters to a Vote of                             11
           Security Holders

  Item 5 - Other Information                                              11

  Item 6 - Exhibits and Reports on Form 8-K                               11

Signature(s)                                                              12

                                                                      FORM 10-Q
                                                                      PART I
                                                                      ITEM 1
                                                                      PAGE 1
                                SUMMA FOUR, INC.
                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)

                                                               June 30, 1997     March 31, 1997
                                                               -------------     --------------
                                                                (Unaudited)
        ASSETS
-----------------------------
Current assets:
    Cash and cash equivalents                                     $  1,234          $  6,169
    Investments - current                                           12,403             7,472
    Accounts receivable, net                                         9,186            10,278
    Inventories, net                                                 6,320             5,069
    Deferred income taxes                                            2,288             2,288
    Prepaid and other current assets                                 1,184             1,812
                                                                  --------          --------
         Total current assets                                       32,615            33,088

Investments - non-current                                           16,758            18,686
Property and equipment, net                                          4,710             4,265
Deferred income taxes                                                  226               226
Other assets                                                           249               188
                                                                  --------          --------
                                                                  $ 54,558          $ 56,453
                                                                  ========          ========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
    Accounts payable                                              $  2,080          $  2,333
    Accrued payroll and related expenses                             1,082             1,016
    Other accrued liabilities                                        2,527             3,704
    Deferred revenues                                                2,913             3,075
                                                                  --------          --------
         Total current liabilities                                   8,602            10,128

Other long-term liabilities                                            624               676

Stockholders' equity:
    Preferred stock, $.01 par value; authorized
       1,000,000 shares  -- no shares issued                            --                --
    Common stock, $.01 par value; authorized
       20,000,000 shares; issued 6,481,762
       at June 30, 1997 and 6,411,762 at
       March 31, 1997                                                   65                64
    Additional paid-in capital                                      43,981            43,662
    Accumulated earnings                                            12,583            13,149
    Unrealized gains (losses) on investments                           (28)               43
    Treasury stock, at cost, 852,431 shares at
       June 30, 1997 and March 31, 1997                            (11,269)          (11,269)
                                                                  --------          --------
         Total stockholders' equity                                 45,332            45,649
                                                                  --------          --------
                                                                  $ 54,558          $ 56,453
                                                                  ========          ========


          The accompanying notes are an integral part of the condensed consolidated financial statements.

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 1
                                                                       PAGE 2
                                SUMMA FOUR, INC.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                      (In thousands, except per share data)

                                            Three Months Ended
                                                 June 30,
                                                 --------
                                              1997       1996
                                            -------    -------
Net revenues                                $ 9,276    $11,189
Cost of revenues                              4,334      4,126
                                            -------    -------

Gross profit                                  4,942      7,063

Operating expenses:
      Selling, general and administrative     3,504      3,379
      Research and development                2,795      2,762
                                            -------    -------
      Total operating expenses                6,299      6,141
                                            -------    -------

Operating (loss) income                      (1,357)       922

Interest income, net                            525        277
                                            -------    -------

(Loss) income before income taxes              (832)     1,199

Benefit from provision for income taxes        (266)       455
                                            -------    -------


Net (loss) income                           $  (566)   $   744
                                            =======    =======


Net (loss) income per share                 $  (.10)   $   .12

Weighted average common and
   common equivalent shares
   outstanding                                5,571      6,301


          The accompanying notes are an integral part of the condensed consolidated financial statements.

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 1
                                                                       PAGE 3

                                SUMMA FOUR, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                         Three Months Ended
                                                              June 30,
                                                              --------
                                                           1997       1996
                                                         -------    -------
Cash flows from operating activities:
Net (loss) income                                        $  (566)   $   744
                                                         -------    -------
Adjustments to reconcile net (loss) income to net
    cash (used in) provided by operating activities:
    Depreciation and amortization                            629        553
    Provision for doubtful accounts                           --        150
Changes in operating assets and liabilities:
    Accounts receivable                                    1,092        452
    Inventory                                             (1,251)       (71)
    Prepaid and other current assets                         628        258
    Other assets                                             (61)       147
    Accounts payable                                        (253)       112
    Accrued payroll and related expense                       66          8
    Other accrued expenses and other liabilities          (1,384)       653
                                                         -------    -------
    Total adjustments                                       (534)     2,262
                                                         -------    -------
         Net cash (used in) provided by operating
              activities                                  (1,100)     3,006
                                                         -------    -------
Cash flows from investing activities:
    Purchases of property and equipment                   (1,074)      (403)
    Purchases of investments, net                         (3,074)      (230)
                                                         -------    -------
         Net cash used in investing activities            (4,148)      (633)
                                                         -------    -------
Cash flows from financing activities:
    Proceeds from the sale of stock under stock
         option plans                                        320        108
    Principal payments under capital lease obligations        (7)        (8)
                                                         -------    -------
         Net cash provided by financing activities           313        313
                                                         -------    -------
Net (decrease) increase in cash and cash equivalents      (4,935)     2,473
Cash and cash equivalents, beginning of period             6,169      4,681
                                                         -------    -------
Cash and cash equivalents, end of period                 $ 1,234    $ 7,154
                                                         =======    =======

Supplemental disclosure of cash flow information
    Cash paid for interest                               $     3    $     3
    Cash paid for income taxes                           $   709    $    --


          The accompanying notes are an integral part of the condensed consolidated financial statements.

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 1
                                                                       PAGE 4

                                SUMMA FOUR, INC.
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 1997

1.  BASIS OF PRESENTATION

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

         In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended March 31, 1998. For further information, refer to the Company's consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended March 31, 1997. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2.  INVENTORIES

         Inventories, valued at the lower of cost (determined using the first-in, first-out method) or market were as follows (in thousands):

                                           JUNE 30, 1997        MARCH 31, 1997
                                           -------------        --------------
           Raw materials                    $ 2,467                 $ 1,652
           Work-in-process                    2,161                   1,795
           Finished goods                     1,692                   1,622
                                              -----                   -----
                                            $ 6,320                 $ 5,069
                                            =======                 =======

3.  MAJOR CUSTOMER INFORMATION

         Historically, a significant portion of the Company's net revenues is derived from a limited number of customers. Approximately 28% of the Company's net revenues for the three months ended June 30, 1997 were from three customers accounting for 11%, 10%, and 7%, respectively, of net revenues. Approximately 27% of the Company's net revenues for the three months ended June 30, 1996 were from three customers accounting for 10%, 9%, and 8%, respectively, of net revenues.

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 1
                                                                       PAGE 5


4.  RECENT PRONOUNCEMENT

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings per Share." SFAS No. 128 establishes a different method of computing net income per share than is currently required under the provisions of Accounting Principles Board Opinion No. 15, "Earnings per Share." Under SFAS No. 128, the Company will be required to present both basic net income per share and diluted net income per share. Basic net income (loss) per share for the three months ended June 30, 1997 would have been $(.10) per share as compared with $.12 per share for the corresponding periods in fiscal 1997. The impact of SFAS No. 128 on the calculation of diluted net income per share is not expected to be materially different from primary earnings per share. The Company plans to adopt SFAS No. 128 in its third quarter for fiscal 1998 and at that time all historical net income per share data presented will be restated to conform to the provisions of SFAS No. 128.

5.  CONTINGENCIES

         On August 2, 1995, Claircom Communications Group, Inc. ("Claircom") brought an action against the Company in King County (Washington) Superior Court alleging breach of contract, breach of warranty, and various related claims and seeking an accounting and damages arising from the joint development of a cabin telecommunications unit (CTU), which is part of a cabin communications system, to be installed in commercial passenger aircraft for providing communications services between the aircraft and the ground. On October 11, 1995, the Company filed an answer in the Washington action denying Claircom's allegations and asserted a Counterclaim. The Company also brought an action against Claircom, in the Hillsborough County (New Hampshire) Superior Court on September 12, 1995, seeking payment of royalties, protection of its trade secrets and damages for breach of contract under certain New Hampshire statutes. Claircom filed a Motion to Dismiss or Stay the New Hampshire action. On October 12, 1995, the New Hampshire court denied the Company's motion for preliminary injunction and Claircom's motion to dismiss or stay. On October 30, 1995, the Washington court granted the Company's motion to stay the Washington action. Claircom's motions to reconsider the orders of the New Hampshire and the Washington courts have both been denied. On May 9, 1997, the Court allowed Claircom's motion to amend its counterclaims to add claims for fraudulent inducement, intentional misrepresentation and a claim under the New Hampshire Consumer Protection Act. The Company has moved to dismiss these new counterclaims. Claircom has moved to dismiss, or for partial summary judgment on, the Company's claim under the New Hampshire Consumer Protection Act. The Court will hear argument on both motions at the status conference scheduled for August 27, 1997. Discovery is ongoing and the Court has set a trial date of May 1998.

         On June 20, 1997 the Company commenced an action in the United States District Court for the District of Delaware against AT&T Wireless Services, Inc. and Claircom, Civil No. 97-335. That action asserts that the defendants have infringed, and will continue to infringe, US Patent Number 5,553,135 (the " '135 patent") owned by the Company. Specifically the action contends that the defendants have violated the '135 patent by making, using, selling or offering to sell cabin telecommunications units employing the technology claimed and disclosed in the '135 patent. The suit is in its early stages, and the Company is unable to express a view as to its outcome.

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 2
                                                                       PAGE 6
                                SUMMA FOUR, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                  June 30, 1997


The statements contained in this Quarterly Report on Form 10-Q which are not purely historical are forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note there are a number of important factors that could cause the Company's actual results to differ materially from those indicated in any such forward-looking statements. These factors include, without limitation, those set forth under the caption below "Factors That May Affect Future Operating Results.

RESULTS OF OPERATIONS

Net revenues decreased by $1.9 million (17%) to $9.3 million for the three months ended June 30, 1997 compared to $11.2 million for the three months ended June 30, 1996. This decrease in revenue resulted primarily from a general decrease in unit shipments to our IXC customers. Shipments to the Company's application developers and reseller customers approximated 65% of revenues for the three months ended June 30, 1997 compared to 44% for the three months ended June 30, 1996. Included in these categories is a growing number of emerging companies. Shipments to international customers represented approximately 53% of total revenues for the quarter ended June 30, 1997 versus 41% for the same quarter in 1996. The Company believes that its net revenues may level off or even decline in certain periods preceding the introduction of an enhanced version of its VCO 20 switch targeted for the fourth quarter of fiscal 1998 and a new line of standards-based programmable switches targeted for fiscal 1999.

Gross profit decreased by $2.1 million (30%) to $4.9 million for the three months ended June 30, 1997 compared to $7.1 million for the three months ended June 30, 1996. Gross margin decreased to 53% in the three months ended June 30, 1997 from 63% in the three months ended June 30, 1996. The decrease in gross margin resulted primarily from an increase in sales through the more highly discounted indirect revenue channels, an increase in service revenue which generates lower gross margins, a shift in product mix towards lower margin systems and a series of charges related to consulting and other manufacturing items. The Company does not believe that the current rates of gross margins are necessarily indicative of future gross margins which may be affected by the level of net revenues, customer mix, cost of components, and discounts granted to high volume purchasers. As stated above, the Company's gross margins have been declining and may continue to decline as a result of continued competitive pricing pressure and increased use of indirect channels of distribution.

Selling, general and administrative expenses increased by $.1 million (4%) to $3.5 million, or 38% of net revenues, for the three months ended June 30, 1997 compared with $3.4 million, or 30% of net revenues, for the three months ended June 30, 1996. This increase in expenses was primarily attributable to expansion of the Company's sales and support functions in combination with increased professional services costs.

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 2
                                                                       PAGE 7

Research and development expenses were $2.8 million or 30% of net revenues for the three months ended June 30, 1997 compared to $2.8 million or 25% of net revenues for the three months ended June 30, 1996. The Company's spending for research and development is primarily directed towards the enhancement of it's VCO-20 switch, its new project with Dialogic Corporation and Junction Inc., and the provision of additional product functionality as it relates to integrated SS-7, network management, scalability, certifications, subrate switching and the development of future products. The Company believes that its current spending level on research and development is required to advance its position as a core network supplier for telecommunications service providers.

Operating income decreased by $2.3 million to a loss of $1.4 million for the three months ended June 30, 1997 compared to a profit of $.9 million for the three months ended June 30, 1996. The decrease was due primarily to the revenue shortfall and lower gross margins.

The $.3 million increase in interest income for the three month period ended June 1997, when compared to the same period for the previous fiscal year, was principally the result of a one time gain on the sale of an available-for-sale security and increased interest income from investments.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1997, the Company had $30.4 million in cash and cash equivalents and current and non-current investments. At March 31, 1997, the Company had $32.3 million in cash and cash equivalents and current and non-current investments. During the three months ended June 30, 1997, cash and cash equivalents decreased $4.9 million. Of this decrease, $3 million resulted from a transfer of cash to investment holdings. The balance of the reduction in cash during the three month period was a result of increased purchases of property, equipment, and inventory, a reduction in accounts payables and decreased cash inflow due to lower sales levels. At June 30, 1997, the ratio of current assets to current liabilities was 3.8:1 compared to 3.3:1 at March 31, 1997. Purchase commitments to suppliers of the Company's products were approximately $7.1 million and $9.7 million at June 30, 1997 and March 31, 1997, respectively.

The Company maintains an unsecured bank line of credit in the amount of $6.0 million. At June 30, 1997, no borrowings were outstanding under this line. Unless renewed, the line expires in September 1997. This line bears interest at the bank's prime interest rate per annum (8.5% at June 30, 1997). The Company believes that cash generated from operations and the total of its cash and current investments, together with existing sources of debt financing, will be sufficient to meet its anticipated cash requirements for working capital and capital expenditures for at least the next twelve months. The Company does not currently anticipate that it will be required to sell a substantial percentage of its non-current investments in the near term.

On December 16, 1996, the Company's Board of Directors authorized the repurchase of up to 500,000 shares of common stock as an extension of the Company's repurchase program. Such repurchases will be funded through the Company's cash and investments. As of June 30, 1997, the Company had repurchased a cumulative total of 393,500 shares related to this extension at an average cost of $10.25 per share and had reissued 12,035 shares at an average price of $9.56 related to purchases under its Employee Stock Purchase Plan. The Company may repurchase additional shares of its stock depending on stock market conditions, price per share and other factors.

The Company does not consider the impact of inflation on its business activities to have been significant to date.

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 2
                                                                       PAGE 8

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

A number of uncertainties exist that could affect the Company's future operating results, including without limitation, the following:

     - The Company has recently announced agreements in principle with Dialogic Corporation and Junction, Inc. which it anticipates will result in the creation of future products. The Company anticipates that the expenses associated with this developmental activity will be partially funded from its fiscal 1998 budget; the balance will be charged to operating expenses. There can be no assurance that this relationship will result in the development of salable product(s) which will be beneficial to the future of the Company or that products produced by this relationship will be developed in a cost-effective manner and be available for sale within the time frame required.

     - The Company is dependent upon sole source suppliers for certain key components used in its products. The Company purchases these sole source components pursuant to purchase orders placed from time-to-time. No assurance can be given that sole source suppliers will devote the resources necessary to support the enhancement or continued availability of such components or that any such supplier will not encounter financial or operational difficulties. In addition, in certain instances, components required for certain subassemblies used in the Company's products are no longer being manufactured. The Company has historically been able to secure such components by utilizing its network of suppliers. However, the Company is redesigning such sub-assemblies in order to eliminate production interruptions that could occur if such components cannot be acquired. The Company is actively seeking alternative solutions to address potentially serious delays or shortages from its major component supplier. If delays or shortages occur and the Company is unable to effect alternative supply arrangements, its business and results of operations could be materially adversely affected.

     - A variety of factors could influence the level of the Company's net revenues in a particular quarter, including general economic conditions in the telecommunications switching industry, the timing of significant orders, shipment delays, the introduction of new products by the Company, the introduction of new products by the Company's competitors, acquisitions by the Company, patterns of capital spending by customers and other factors, many of which are beyond the Company's control. Since a substantial portion of the expenses of the Company do not vary relative to sales levels, if net revenues in particular quarter do not meet expectations, it could have a material adverse effect on the Company's results of operations.

     - The Company's gross margin has declined in recent periods and may continue to decline as a result of potential sales price reductions and increased use of indirect distribution channels. Gross margins are also affected by other factors such as changes in the cost of materials, production and quality considerations, and the timing of new product introductions. The Company from time-to-time adds functionality and features that add cost to its products, and the Company's gross margins will be adversely affected to the extent the Company is not able to increase the price of such systems to offset such increased costs.

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 2
                                                                       PAGE 9


     - The Company's future results of operation and financial condition will depend, in part, on its ability to obtain and maintain patent protection for its products, to preserve its trade secrets and to operate without infringing on proprietary rights of third parties. There can be no assurance that the Company will be able to obtain and/or adequately protect the intellectual property required for it to compete effectively.

     - The Company's ability to develop marketable products and maintain a competitive position in light of continuing technological developments will depend, in large part, on its ability to attract and retain highly qualified management, technical and sales and marketing personnel. Competition for the services of these key employees is intense.

     - The Company's international business is subject to a number of inherent risks, including the challenges of building and managing foreign operations, unique product requirements, fluctuations in the value of foreign currencies, import/export duties, and unexpected regulatory, economic or political changes in foreign markets.

     Because of these and other factors, past financial performance should not be considered an indictor of future performance.

                                                                       FORM 10-Q
                                                                       PART II
                                                                       ITEM 1-6
                                                                       PAGE 10
                                SUMMA FOUR, INC.
                           Part II - Other Information
                                  June 30, 1997

ITEM 1 - LEGAL PROCEEDINGS

         On August 2, 1995, Claircom Communications Group, Inc. ("Claircom") brought an action against the Company in King County (Washington) Superior Court alleging breach of contract, breach of warranty, and various related claims and seeking an accounting and damages arising from the joint development of a cabin telecommunications unit (CTU), which is part of a cabin communications system, to be installed in commercial passenger aircraft for providing communications services between the aircraft and the ground. On October 11, 1995, the Company filed an answer in the Washington action denying Claircom's allegations and asserted a Counterclaim. The Company also brought an action against Claircom, in the Hillsborough County (New Hampshire) Superior Court on September 12, 1995, seeking payment of royalties, protection of its trade secrets and damages for breach of contract under certain New Hampshire statutes. Claircom filed a Motion to Dismiss or Stay the New Hampshire action. On October 12, 1995, the New Hampshire court denied the Company's motion for preliminary injunction and Claircom's motion to dismiss or stay. On October 30, 1995, the Washington court granted the Company's motion to stay the Washington action. Claircom's motions to reconsider the orders of the New Hampshire and the Washington courts have both been denied. On May 9, 1997, the Court allowed Claircom's motion to amend its counterclaims to add claims for fraudulent inducement, intentional misrepresentation and a claim under the New Hampshire Consumer Protection Act. The Company has moved to dismiss these new counterclaims. Claircom has moved to dismiss, or for partial summary judgment on, the Company's claim under the New Hampshire Consumer Protection Act. The Court will hear argument on both motions at the status conference scheduled for August 27, 1997. Discovery is ongoing and the Court has set a trial date of May 1998.

         On June 20, 1997 the Company commenced an action in the United States District Court for the District of Delaware against AT&T Wireless Services, Inc. and Claircom, Civil No. 97-335. That action asserts that the defendants have infringed, and will continue to infringe, US Patent Number 5,553,135 (the " '135 patent") owned by the Company. Specifically the action contends that the defendants have violated the '135 patent by making, using, selling or offering to sell cabin telecommunications units employing the technology claimed and disclosed in the '135 patent. The suit is in its early stages, and the Company is unable to express a view as to its outcome.

                                                                       FORM 10-Q
                                                                       PART II
                                                                       PAGE 11

ITEM 2 - CHANGES IN SECURITIES

         Not applicable.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5 - OTHER INFORMATION

         On May 6, 1997, it was announced that Richard S. Swee was hired as Vice President, Engineering.

         On May 6, 1997, it was announced that Thomas A. St. Germain, Senior Vice President, and Chief Financial Officer, would retire, effective June 30, 1997.

         On May 28, 1997, it was announced that the Company had accepted the resignation of Kendrick A. Estey as Vice President , Customer Service and Operations.

         On July 25, 1997, Jeffrey A. Weber joined the Company as Vice President and Chief Financial Officer. Mr. Weber was previously Senior Vice President and Chief Financial Officer at Computer Identics Corporation.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         a.   EXHIBITS

              The exhibits listed in the Exhibit Index are part of or included in this report.

         b.   REPORTS ON FORM 8-K

              None.

                                                                       FORM 10-Q
                                                                       PART II
                                                                       PAGE 12






                                   SIGNATURES
                                   ----------





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     Summa Four, Inc.



       Date: August 11, 1997         /s/ Robert A. Degan
                                     ------------------------------------------
                                     Robert A. Degan
                                     President and Chief Executive Officer





       Date: August 11, 1997         /s/ Jeffrey A. Weber
                                     ------------------------------------------
                                     Jeffrey A. Weber
                                     Vice President and Chief Financial Officer

                                                                       FORM 10-Q
                                                                       PART II
                                                                       PAGE 12





                                   SIGNATURES






Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Summa Four, Inc.



     Date:  August 11, 1997           By: /s/  Robert A. Degan
                                         ---------------------
                                      Robert A. Degan
                                      President and Chief Executive Officer


     Date:  August 11, 1997           By: /s/  Jeffrey A. Weber
                                         ----------------------
                                      Jeffrey A. Weber
                                      Vice President and Chief Financial Officer

                                                                       FORM 10-Q
                                                                       PART II
                                                                       PAGE 13

EXHIBIT NO.     DESCRIPTION
-----------     -----------
10.36          +Employment Agreement, dated April 15, 1997, by and between the
                Registrant and Richard S. Swee.

10.37* Joint Development Agreement, dated June 11, 1997, by and between the Registrant and Junction, Inc.

11              Statement Re:  Computation of per Share Earnings

27              Financial Data Schedule

     * Confidential treatment requested as to certain portions which have been filed separately with the Securities and Exchange Commission.

     + Management contract or compensatory plan or arrangement filed as an exhibit pursuant to Item 6(a) of this report.