Form 10-Q
period 1997-09-30
SUMMA FOUR INC
filed 1997-11-12
CIK 900095

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                         ------------------------------

                                    FORM 10-Q

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934 ---

           For the quarterly period ended      SEPTEMBER 30, 1997
                                          ----------------------------
__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from
                                                  -------------
                       Commission File Number     0-22210
                                              -------------------------

                                SUMMA FOUR, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                         02-0329497
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

                     Common Stock, $.01 par value 5,752,399
                       Outstanding as of October 31, 1997


   =============================================================================


                                SUMMA FOUR, INC.

                               INDEX TO FORM 10-Q


                                                                        Page (s)
                                                                        --------

Part I - Financial Information:

    Item 1 - Financial Statements

           Condensed Consolidated Balance Sheets as of  1
           September 30, 1997 and March 31, 1997

           Condensed Consolidated Statements of Operations                 2
           for the three months ended September 30, 1997 and 1996
           and the six months ended September 30, 1997 and 1996

           Condensed Consolidated Statements of Cash Flows                 3
           for the six months ended September 30, 1997 and 1996

           Notes to Condensed Consolidated Financial Statements           4-5

    Item 2 - Management's Discussion and Analysis of                      6-10
              Financial Condition and Results of Operations


Part II - Other Information:

    Item 1 - Legal Proceedings                                             11

    Item 2 - Not Applicable                                                12

    Item 3 - Not Applicable                                                12

    Item 4 - Submission of Matters to a Vote of                            12
              Security Holders

    Item 5 - Not Applicable                                                12

    Item 6 - Exhibits and Reports on Form 8-K                              12

Signature(s)                                                               13

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 1
                                                                       PAGE 1

                                SUMMA FOUR, INC.
                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)

                                                      September 30, 1997     March 31, 1997
                                                      ------------------     --------------
                                                          (Unaudited)
        ASSETS
Current assets:
    Cash and cash equivalents                              $    658             $  6,169
    Investments - current                                    13,240                7,472
    Accounts receivable, net                                 11,263               10,278
    Inventories, net                                          5,296                5,069
    Deferred income taxes                                     2,288                2,288
    Prepaid and other current assets                          2,312                1,812
                                                           --------             --------
         Total current assets                                35,057               33,088

Investments - non-current                                    11,855               18,686
Property and equipment, net                                   5,023                4,265
Deferred income taxes                                           226                  226
Other assets                                                    570                  188
                                                           --------             --------
                                                           $ 52,731             $ 56,453
                                                           ========             ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                       $  1,617             $  2,333
    Accrued payroll and related expenses                      1,044                1,016
    Other accrued liabilities                                 3,182                3,704
    Deferred revenues                                         2,520                3,075
                                                           --------             --------
         Total current liabilities                            8,363               10,128

Other long-term liabilities                                     581                  676
Commitments and Contingencies (Note 5)

Stockholders' equity:
    Preferred stock, $.01 par value; authorized
       1,000,000 shares  -- no shares issued                     --                   --
    Common stock, $.01 par value; authorized
       20,000,000 shares; issued 6,601,147
       at  September 30, 1997 and 6,411,762 at
       March 31, 1997                                            66                   64
    Additional paid-in capital                               44,183               43,662
    Accumulated earnings                                     10,674               13,149
    Unrealized gains on investments                              19                   43
    Treasury stock, at cost, 849,098 shares at
         September 30, 1997 and 852,431 at
         March 31, 1997                                     (11,155)             (11,269)

         Total stockholders' equity                          43,787               45,649
                                                           --------             --------
                                                           $ 52,731             $ 56,453
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

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 1
                                                                       PAGE 2

                                SUMMA FOUR, INC.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                      (In thousands, except per share data)

                                                           Three Months Ended                    Six Months Ended
                                                              September 30,                         September 30,
                                                              -------------                         -------------
                                                       1997                 1996                1997                 1996
                                                       ----                 ----                ----                 ----

Net revenues                                         $ 10,116             $  9,982            $ 19,393             $ 21,171
Cost of revenues                                        5,356                3,972               9,689                8,098
                                                     --------             --------            --------             --------

Gross profit                                            4,760                6,010               9,704               13,073

Operating expenses:
      Selling, general and administrative               4,997                3,701               8,502                7,080
      Research and development                          2,854                2,266               5,649                5,028
                                                     --------             --------            --------             --------

Total operating expenses                                7,851                5,967              14,151               12,108
                                                     --------             --------            --------             --------
Operating (loss) income                                (3,091)                  43              (4,447)                 965

Interest
income, net                                               283                  271                 807                  548
                                                     --------             --------            --------             --------

(Loss) income before income taxes                      (2,808)                 314              (3,640)               1,513

(Benefit from) provision for income taxes                (899)                 119              (1,165)                 574
                                                     --------             --------            --------             --------



Net (loss) income                                    $ (1,909)            $    195            $ (2,475)            $    939
                                                     ========             ========            ========             ========

Net (loss) income per share                          $   (.33)            $    .03            $   (.44)            $    .15

Weighted average common and
   common equivalent shares
   outstanding                                          5,726                6,200               5,648                6,250



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

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 1
                                                                       PAGE 3

                                SUMMA FOUR, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                      Six Months Ended
                                                                        September 30,
                                                                        -------------
                                                                    1997                1996
                                                                    ----                ----

Cash flows from operating activities:
Net (loss) income                                                 $(2,475)            $   939
                                                                  -------             -------
Adjustments to reconcile net (loss) income to net
    cash (used in) provided by operating activities:
    Depreciation and amortization                                   1,288               1,147
    Provision for doubtful accounts                                   115                 150
Changes in operating assets and liabilities:
    Accounts receivable                                            (1,100)               (189)
    Inventory                                                        (227)             (1,165)
    Prepaid and other current assets                                 (500)                312
    Other assets                                                     (164)                198
    Accounts payable                                                 (716)                 96
    Accrued payroll and related expense                                28                 (88)
    Other accrued expenses and other liabilities                   (1,156)                633
                                                                  -------             -------
    Total adjustments                                              (2,432)              1,094
                                                                  -------             -------
         Net cash (used in) provided by operating
              activities                                           (4,907)              2,033
                                                                  -------             -------
Cash flows from investing activities:
    Purchases of property and equipment                            (2,046)               (846)
    Sales/purchases of investments, net                             1,039                (485)
                                                                  -------             -------
         Net cash used in investing activities                     (1,007)             (1,331)
                                                                  -------             -------
Cash flows from financing activities:
    Proceeds from the sale of stock under stock
         option plans                                                 223                 130
    Reissuance/(purchase) of treasury stock                           196              (2,324)
    Principal payments under capital lease obligations                (16)                (16)
                                                                  -------             -------
         Net cash provided by (used in) financing
         activities                                                   403              (2,210)
                                                                  -------             -------
Net decrease in cash and cash equivalents                          (5,511)             (1,508)
Cash and cash equivalents, beginning of period                      6,169               4,681
                                                                  -------             -------
Cash and cash equivalents, end of period                          $   658             $ 3,173
                                                                  =======             =======

Supplemental disclosure of cash flow information
    Cash paid for interest                                        $     6             $     7
    Cash paid for income taxes                                    $   777             $   628

Supplemental disclosure of non-cash investing
and financing activities:
    Exercise of stock options                                     $   217                  --


          The accompanying notes are an integral part of the condensed consolidated financial statements.

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 1
                                                                       PAGE 4

                                SUMMA FOUR, INC.
              Notes to Condensed Consolidated Financial Statements
                               September 30, 1997

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

         In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended March 31, 1998. For further information, refer to the Company's consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended March 31, 1997 and the Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, filed with the Securities and Exchange Commission. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2.  INVENTORIES

         Inventories, valued at the lower of cost (determined using the first-in, first-out method) or market were as follows (in thousands):

                                       September 30, 1997         March 31, 1997
                                       ------------------         --------------

           Raw materials                   $ 2,282                    $ 1,652
           Work-in-process                   1,797                      1,795
           Finished goods                    1,217                      1,622
                                           -------                    -------
                                           $ 5,296                    $ 5,069
                                           =======                    =======

3.  MAJOR CUSTOMER INFORMATION

         Historically, a significant portion of the Company's net revenues is derived from a limited number of customers. Approximately 29% of the Company's net revenues for the six months ended September 30, 1997 were from three customers accounting for 10%, 10%, and 9%, respectively, of net revenues. Approximately 27% of the Company's net revenues for the six months ended September 30, 1996 were from three customers accounting for 10%, 9%, and 8%, respectively, of net revenues.

4.  RECENT PRONOUNCEMENT

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings per Share." SFAS No. 128 establishes a different method of computing net income per share than is currently required under the provisions of Accounting Principles Board Opinion No. 15, "Earnings per Share." Under SFAS No. 128, the Company will be required to present both basic net income per share and diluted net income per share. Basic net income (loss) per share for the three months ended September 30,

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 1
                                                                       PAGE 5


         1997 would have been $(.33) per share as compared with $.03 per share for the corresponding period in fiscal 1997 and, for the six months ended September 30, 1997 would have been $ (.44) per share as compared with $.15 per share for the corresponding period in fiscal 1997. The impact of SFAS No. 128 on the calculation of diluted net income per share is not expected to be materially different from primary earnings per share. The Company plans to adopt SFAS No. 128 in its third quarter for fiscal 1998 and at that time all historical net income per share data presented will be restated to conform to the provisions of SFAS No. 128.

5.   CONTINGENCIES

         On August 2, 1995, Claircom Communications Group, Inc. ("Claircom") brought an action against the Company in King County (Washington) Superior Court alleging breach of contract, breach of warranty, and various related claims and seeking an accounting and damages arising from the joint development of a cabin telecommunications unit (CTU), which is part of a cabin communications system, to be installed in commercial passenger aircraft for providing communications services between the aircraft and the ground. On October 11, 1995, the Company filed an answer in the Washington action denying Claircom's allegations and asserted a Counterclaim. The Company also brought an action against Claircom, in the Hillsborough County (New Hampshire) Superior Court on September 12, 1995, seeking payment of royalties, protection of its trade secrets and damages for breach of contract under certain New Hampshire statutes. Claircom filed a Motion to Dismiss or Stay the New Hampshire action. On October 12, 1995, the New Hampshire court denied the Company's motion for preliminary injunction and Claircom's motion to dismiss or stay. On October 30, 1995, the Washington court granted the Company's motion to stay the Washington action. Claircom's motions to reconsider the orders of the New Hampshire and the Washington courts were denied. On May 9, 1997, the Court allowed Claircom's motion to amend its counterclaims to add claims for fraudulent inducement, intentional misrepresentation and a claim under the New Hampshire Consumer Protection Act. The Company moved to dismiss these new counterclaims, and Claircom moved to dismiss, or for partial summary judgment on, the Company's claim under the New Hampshire Consumer Protection Act. On August 28, 1997 the Court dismissed both parties' consumer protection act claims, and denied the Company's motion to dismiss the new fraud claims. Discovery is ongoing and the Court has set a trial date of May 1998.

         On June 20, 1997 the Company commenced an action in the United States District Court for the District of Delaware against AT&T Wireless Services, Inc. and Claircom, Civil No. 97-335. That action asserts that the defendants have infringed, and will continue to infringe, US Patent Number 5,553,135 (the " '135 patent") owned by the Company. Specifically the action contends that the defendants have violated the '135 patent by making, using, selling or offering to sell cabin telecommunications units employing the technology claimed and disclosed in the '135 patent. The defendants have filed an answer and counterclaim asserting that the '135 patent is invalid and not infringed and that three individuals should be added as inventors on the '135 patent. In addition, the defendants have filed a motion to stay the patent litigation pending the outcome of the New Hampshire legal proceedings. The Company opposes this motion, and the Court has set a hearing for November 24, 1997. The suit is in its early stages, and the Company is unable to express a view as to its outcome.

         The Company, after consultation with external counsel, has estimated pre-trial costs to be approximately $948 thousand and recorded the costs in the current period.

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 2
                                                                       PAGE 6


                                SUMMA FOUR, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                               September 30, 1997


The statements contained in this Quarterly Report on Form 10-Q which are not purely historical are forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that there are a number of important factors that could cause the Company's actual results to differ materially from those indicated in any such forward-looking statements. These factors include, without limitation, those set forth under the caption below "Factors That May Affect Future Operating Results".

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1996.
Net revenues increased by $ 0.1 million (1%) to $10.1 million for the three months ended September 30, 1997 compared to $10.0 million, for the three months ended September 30, 1996. Shipments to the Company's application developers and reseller customers represented approximately 64% of revenues for the three months ended September 30, 1997 compared to 69% for the three months ended September 30, 1996. Shipments to international customers represented approximately 47% of total revenues for the quarter ended September 30, 1997 versus 33% for the same quarter in 1996. The Company believes that its net revenues may level off in certain periods preceding the introduction of an enhanced version of its VCO 20 switch targeted for the fourth quarter of fiscal 1998 and a new line of standards-based programmable switches targeted for fiscal 1999.

Gross profit decreased by $1.2 million (20%) to $4.8 million for the three months ended September 30, 1997 compared to $6 million for the three months ended September 30, 1996. Gross margin decreased to 47% in the three months ended September 30, 1997 from 60% in the three months ended September 30, 1996. The decrease in gross margin resulted primarily from a special charge, for slow moving and obsolete inventory, to reflect current business conditions. Without this one-time inventory write down, gross margin for the three months ended September 30, 1997 would have been 56%. The remaining decrease in gross margin, when compared to the same quarter in the previous fiscal year, was primarily attributable to an increase in international and service revenues which typically generate lower gross margins and a shift in system mix to systems which contain certain lower margin components. The Company does not believe that the current rates of gross margins are necessarily indicative of future gross margins which may be affected by the level of net revenues, customer mix, cost of components, and discounts granted to high volume purchasers.

Selling, general and administrative expenses increased by $1.3 million (35%) to $5.0 million, or 49% of net revenues, for the three months ended September 30, 1997 compared with $3.7 million, or 37% of net revenues,

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 2
                                                                       PAGE 7

for the three months ended September 30, 1996. This increase in expenses was primarily a result of a special charge of $1.1 million, the majority of which ($948 thousand) is attributable to estimated probable expenses for the Claircom litigation. The balance of approximately $200 thousand is attributable to costs for various personnel and severance related activities.

Research and development expenses were $2.9 million or 29% of net revenues for the three months ended September 30, 1997 compared to $2.3 million or 23% of net revenues for the three months ended September 30, 1996. The Company believes that its current spending level on research and development is required to advance its position as a core network supplier for telecommunications service providers. Included are costs attributable to research and development directed to the enhanced VCO/20 switch and, jointly with Dialogic Corporation and Junction, Inc., a new line of standards based programmable switches.

Operating income decreased by $3.1 million to a loss of $3.0 million for the three months ended September 30, 1997 compared to a profit of $43 thousand for the three months ended September 30, 1996. The decrease was primarily due to revenue shortfall related to lower domestic sales, lower gross margins attributable to the special charge for slow moving and obsolete inventory and estimated legal expenses and other costs attributable to personnel and severance related activities.


SIX MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH SIX MONTHS ENDED SEPTEMBER 30, 1996

Net revenues decreased by $1.8 million (8%) to $19.4 million, for the six months ended September 30, 1997 from $21.2 for the six months ended September 30, 1996.

Gross profit decreased by $3.4 million (26%), to $ 9.7 million primarily due to a decrease in revenues in the quarter ended June 30, 1997 and the inventory write down in the quarter ended September 30, 1997, as compared to $13.1 million for the six months ended September 30, 1996. Gross margin decreased to 50% during the six months ended September 30, 1997 from 62% in the six months ended September 30, 1996. Excluding charges related to the special inventory write down, gross margin for the six months ended September 30, 1997 would have been 55%.

Selling, general and administrative expenses increased by $1.4 million (20%) to $8.5 million, or 44% of revenues, for the six months ended September 30, 1997 compared with $7.1 million, or 33% of net revenues, in the same period of fiscal 1997. This increase resulted primarily from special charges for anticipated Claircom legal expenses, other costs related to personnel and severance activities, and expansion of the company's sales and support functions in combination with increased professional services costs.

Research and development expenses increased by $ 0.6 million (12%) to $5.6 million, or 29% of net revenues, for the six months ended September 30, 1997 compared to $5.0 million, or 24% of net revenues, in the same period of fiscal 1997. This increase is primarily due to the Company's spending for research and development directed to the enhanced VCO/20 switch, a new line of programmable switches and additional product functionality as it relates to integrated SS-7, network management, scalability, certifications, subrate switching and the development of future products.

Operating income decreased by $5.4 million to a loss of $4.0 million, or 21% of net revenues, for the six months ended September 30, 1997 compared to $1.0 million, or 5% of net revenues for the six months ended September 30, 1996. The decrease was primarily due to revenue shortfall related to lower domestic sales, lower gross

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 2
                                                                       PAGE 8

margins attributable to the extraordinary inventory write down, special charges for anticipated legal expenses and other costs related to personnel and severance related activities.


LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1997, the Company had $25.8 million in cash, cash equivalents and investments. At March 31, 1997, the Company had $32.3 million in cash, cash equivalents and investments. This decrease is primarily due to increased accounts receivable, severance compensation, expenditures for capital equipment and a decrease in accounts payable. At September 30, 1997, the ratio of current assets to current liabilities was 4.2:1 compared to 3.3:1 at March 31, 1997. Purchase commitments to suppliers of the Company's products were approximately $5.9 million and $9.7 million at September 30, 1997 and March 31, 1997, respectively.

The Company maintains an unsecured bank line of credit in the amount of $6.0 million. At September 30, 1997, no borrowings were outstanding under this line. Unless renewed, the line expires in September 1998. This line bears interest at the bank's prime interest rate per annum (8.5% at September 30, 1997). The Company believes that cash generated from operations and the total of its cash and current investments, together with existing sources of debt financing, will be sufficient to meet its anticipated cash requirements for working capital and capital expenditures for at least the next twelve months.

On December 16, 1996, the Company's Board of Directors authorized the repurchase of up to 500,000 shares of common stock as an extension of the Company's repurchase program. As of September 30, 1997, the Company had repurchased a cumulative total of 405,065 shares related to this extension at an average cost of $10.16 per share and had reissued 26,933 shares at an average price of $7.68 related to purchases under its Employee Stock Purchase Plan. The repurchases were funded through the Company's cash and investments. The Company has no immediate plans to continue to repurchase shares but may elect to repurchase additional shares of it's stock, at some future point, depending on stock market conditions, price per share and other factors.

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

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 2
                                                                       PAGE 9

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

A number of uncertainties exist that could affect the Company's future operating results, including without limitation, the following:

           - The Company has recently announced agreements in principle with Dialogic Corporation and Junction, Inc. which it anticipates will result in the development of a new line of standards based programmable switches targeted for fiscal 1999. The Company anticipates that the expenses associated with this developmental activity will be funded from operations. There can be no assurance that these products will be developed in a cost effective manner and be available for sale within the time frame anticipated by the Company. Failure to do so could have a material adverse effect on the Company's business and results of operation.

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

           - The Company's gross margin has declined in recent periods as a result of sales price variations, an increase in international and service revenues, and a shift in system mix to systems which contain certain lower margin components. Gross margins are also affected by other factors such as changes in the cost of materials, production and quality considerations, discounts to high volume purchases, obsolete inventory, and the timing of new product introductions. The Company from time-to-time adds functionality and features that could add cost to its products which would adversely affect gross margins if the Company is not able to increase the price of such systems to offset such increased costs.

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 2
                                                                       PAGE 10


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

                                                                       FORM 10-Q
                                                                       PART II
                                                                       ITEM 1-6
                                                                       PAGE 11

                                SUMMA FOUR, INC.
                           Part II - Other Information
                               September 30, 1997

ITEM 1 - LEGAL PROCEEDINGS

         On August 2, 1995, Claircom Communications Group, Inc. ("Claircom") brought an action against the Company in King County (Washington) Superior Court alleging breach of contract, breach of warranty, and various related claims and seeking an accounting and damages arising from the joint development of a cabin telecommunications unit (CTU), which is part of a cabin communications system, to be installed in commercial passenger aircraft for providing communications services between the aircraft and the ground. On October 11, 1995, the Company filed an answer in the Washington action denying Claircom's allegations and asserted a Counterclaim. The Company also brought an action against Claircom, in the Hillsborough County (New Hampshire) Superior Court on September 12, 1995, seeking payment of royalties, protection of its trade secrets and damages for breach of contract under certain New Hampshire statutes. Claircom filed a Motion to Dismiss or Stay the New Hampshire action. On October 12, 1995, the New Hampshire court denied the Company's motion for preliminary injunction and Claircom's motion to dismiss or stay. On October 30, 1995, the Washington court granted the Company's motion to stay the Washington action. Claircom's motions to reconsider the orders of the New Hampshire and the Washington courts were denied. On May 9, 1997, the Court allowed Claircom's motion to amend its counterclaims to add claims for fraudulent inducement, intentional misrepresentation and a claim under the New Hampshire Consumer Protection Act. The Company moved to dismiss these new counterclaims, and Claircom moved to dismiss, or for partial summary judgment on, the Company's claim under the New Hampshire Consumer Protection Act. On August 28, 1997 the Court dismissed both parties' consumer protection act claims, and denied the Company's motion to dismiss the new fraud claims.
         Discovery is ongoing and the Court has set a trial date of May 1998.

         On June 20, 1997 the Company commenced an action in the United States District Court for the District of Delaware against AT&T Wireless Services, Inc. and Claircom, Civil No. 97-335. That action asserts that the defendants have infringed, and will continue to infringe, US Patent Number 5,553,135 (the " '135 patent") owned by the Company. Specifically the action contends that the defendants have violated the '135 patent by making, using, selling or offering to sell cabin telecommunications units employing the technology claimed and disclosed in the '135 patent. The defendants have filed an answer and counterclaim asserting that the '135 patent is invalid and not infringed and that three individuals should be added as inventors on the '135 patent. In addition, the defendants have filed a motion to stay the patent litigation pending the outcome of the New Hampshire legal proceedings. The Company opposes this motion, and the Court has set a hearing for November 24, 1997. The suit is in its early stages, and the Company is unable to express a view as to its outcome.

                                                                       FORM 10-Q
                                                                       PART II
                                                                       PAGE 12

ITEM 2 - CHANGES IN SECURITIES

         Not applicable.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On July 25, 1997, the Company held its 1997 Annual Meeting of Shareholders (the "Annual Meeting"). At the Annual Meeting, the following persons were elected as directors of the Company. The number of votes cast for each director, as well as the number of votes withheld, are listed opposite each director's name.

                                         Votes Cast             Votes Cast
                                         ----------             ----------
           Name of Director             For Director        Against Director         Votes Withheld
           ----------------             ------------        ----------------         --------------

           Barry R. Gorsun                4,812,971                 0                    138,530
           Edgar L. Brown, Jr.            4,895,112                 0                     56,389
           Robert A. Degan                4,892,612                 0                     58,889
           Gordon T. Ray                  4,892,612                 0                     58,889
           John A. Shane                  4,820,112                 0                    131,389
           Russell I. Pillar              4,892,571                 0                     58,930

           At the Annual Meeting, with 4,852,654 votes cast in favor, the shareholders ratified the appointment of Coopers & Lybrand L.L.P. as independent accountants of the Company for the fiscal year ending March 31, 1998. 88,545 votes were cast against such ratification, and there were 10,302 abstentions.


ITEM 5 - OTHER INFORMATION

                  Not applicable.

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



                                                      Summa Four, Inc.



           Date:                  , 1997
                                                      --------------------------
                                                      Robert A. Degan
                                                      President and Chief
                                                      Executive Officer





           Date:                 , 1997
                                                      --------------------------
                                                      Jeffrey A. Weber
                                                      Vice President and Chief
                                                      Financial Officer

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


                                                      Summa Four, Inc.



           Date:                  , 1997              By: /s/ Robert A. Degan
                                                          ----------------------
                                                      Robert A. Degan
                                                      President and Chief
                                                      Executive Officer





           Date:                 , 1997               By: /s/ Jeffrey A. Weber
                                                          ----------------------
                                                      Jeffrey A. Weber
                                                      Vice President and Chief
                                                      Financial Officer

                                                                       FORM 10-Q
                                                                       PART II
                                                                       PAGE 14


EXHIBIT NO.              DESCRIPTION

11.0                     Statement Re:  Computation of per Share Earnings

27                       Financial Data Schedule