Form 10-Q
period 1997-12-31
SUMMA FOUR INC
filed 1998-02-12
CIK 900095

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                         ------------------------------

                                    FORM 10-Q

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934

     For the quarterly period ended    December 31, 1997
                                     -------------------------

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

                     Common Stock, $.01 par value 6,601,697
                       Outstanding as of January 24, 1998

================================================================================

                                SUMMA FOUR, INC.
                               INDEX TO FORM 10-Q


                                                                        Page(s)
                                                                        -------

Part I - Financial Information:

    Item 1 - Financial Statements

           Condensed Consolidated Balance Sheets as of                      1
           December 31, 1997 and March 31, 1997

           Condensed Consolidated Statements of Operations                  2
           for the three months ended December 31, 1997 and 1996
           and the nine months ended December 31, 1997 and 1996

           Condensed Consolidated Statements of Cash Flows                  3
           for the nine months ended December 31, 1997 and 1996

           Notes to Condensed Consolidated Financial Statements           4-6

    Item 2 - Management's Discussion and Analysis of
             Financial Condition and Results of Operations               7-11


Part II - Other Information:

    Item 1 - Legal Proceedings                                             12

    Item 2 - Changes in Securities                                         13

    Item 3 - Defaults Upon Senior Securities                               13

    Item 4 - Submission of Matters to a Vote of                            13
             Security Holders

    Item 5 - Other Information                                             13

    Item 6 - Exhibits and Reports on Form 8-K                              13

Signature(s)                                                               14

                                                                      FORM 10-Q
                                                                      PART I
                                                                      ITEM 1
                                 SUMMA FOUR, INC.                     PAGE 1
                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)

                                                    December 31, 1997    March 31, 1997
                                                    -----------------    --------------
                                                        (Unaudited)
        ASSETS
Current assets:
    Cash and cash equivalents                            $  1,360           $  6,169
    Investments - current                                  19,371              7,472
    Accounts receivable, net                               10,475             10,278
    Inventories, net                                        4,663              5,069
    Deferred income taxes                                   2,288              2,288
    Prepaid and other current assets                        3,899              1,812
                                                         --------           --------
         Total current assets                            $ 42,056           $ 33,088

Investments - non-current                                   5,997             18,686
Property and equipment, net                                 5,279              4,265
Deferred income taxes                                         226                226
Other assets                                                  598                188
                                                         --------           --------
                                                         $ 54,156           $ 56,453
                                                         ========           ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                     $  3,351           $  2,333
    Accrued payroll and related expenses                      930              1,016
    Other accrued liabilities                               2,916              3,704
    Deferred revenues                                       2,808              3,075
                                                         --------           --------
         Total current liabilities                         10,005             10,128

Other long-term liabilities                                   740                676

Commitments and contingencies (note 5)

Stockholders' equity:
    Preferred stock, $.01 par value; authorized
       1,000,000 shares  -- no shares issued                 --                 --
    Common stock, $.01 par value; authorized
       20,000,000 shares; issued 6,601,697
       at  December 31, 1997 and 6,411,762 at
       March 31, 1997                                          66                 64
    Additional paid-in capital                             44,187             43,662
    Accumulated earnings                                   10,368             13,149
    Cumulative translation adjustment                         (42)              --
    Unrealized gains (losses) on investments                   (9)                43
    Treasury stock, at cost, 849,098 shares at
         December 31, 1997 and 852,431 at
         March 31, 1997                                   (11,159)           (11,269)
                                                         --------           --------
         Total stockholders' equity                        43,411             45,649
                                                         --------           --------
                                                         $ 54,156           $ 56,453
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

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 1
                                                                       PAGE 2
                                SUMMA FOUR, INC.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                      (In thousands, except per share data)

                                              Three Months Ended        Nine Months Ended
                                                  December 31,              December 31,
                                              --------------------     ---------------------
                                                1997         1996         1997         1996
                                                ----         ----         ----         ----

Net revenues                                  $11,023      $11,624      $30,416      $32,795
Cost of revenues                                4,945        4,906       14,636       13,004
                                              -------      -------      -------      -------

Gross profit                                    6,078        6,718       15,780       19,791

Operating expenses:
      Selling, general and administrative       3,919        3,714       12,421       10,795
      Research and development                  2,902        2,500        8,551        7,528
                                              -------      -------      -------      -------

      Total operating expenses                  6,821        6,214       20,972       18,323
                                              -------      -------      -------      -------

Operating (loss) income                          (743)         504       (5,192)       1,468

Interest income, net                              327          234        1,145          783
Foreign exchange gain (loss)                      (40)                      (49)
                                              -------      -------      -------      -------

(Loss) income before income taxes                (456)         738       (4,096)       2,251

(Benefit from) provision for income taxes        (146)         281       (1,311)         855
                                              -------      -------      -------      -------


Net (loss) income                             $  (310)     $   457      $(2,785)     $ 1,396
                                              =======      =======      =======      =======


Basic Earnings Per Share

Income from continuing operations             $  (.05)     $   .08      $  (.49)     $   .23
                                              -------      -------      -------      -------

Net income                                    $  (.05)     $   .08      $  (.49)     $   .23
                                              =======      =======      =======      =======

Diluted Earnings Per Share

Income from continuing operations             $  (.05)     $   .08      $  (.49)     $   .23
                                              -------      -------      -------      -------
Net income                                    $  (.05)     $   .08      $  (.49)     $   .23
                                              =======      =======      =======      =======

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

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 1
                                                                       PAGE 3
                                SUMMA FOUR, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                  Nine Months Ended
                                                                     December 31,
                                                                 --------------------
                                                                   1997         1996
                                                                 -------      -------
Cash flows from operating activities:
Net (loss) income                                                $(2,785)     $ 1,396
                                                                 -------      -------
Adjustments to reconcile net (loss) income to net
    cash (used in) provided by operating activities:
    Depreciation and amortization                                  2,005        1,765
    Provision for doubtful accounts                                  115          150
    Provision for excess and obsolete inventory                       15
Changes in operating assets and liabilities:
    Accounts receivable                                             (312)        (829)
    Inventory                                                        391       (1,861)
    Prepaid and other current assets                              (2,087)         (11)
    Other assets                                                    (193)         183
    Accounts payable                                               1,018          679
    Accrued payroll and related expense                              (86)         477
    Other accrued liabilities                                       (968)        (202)
                                                                 -------      -------
Total adjustments                                                   (102)         351
                                                                 -------      -------
         Net cash (used in) provided by operating
              activities                                          (2,887)       1,747
                                                                 -------      -------
Cash flows from investing activities:
    Purchases of property and equipment                           (3,019)      (1,917)
    Sales/purchases of investments, net                              738        7,589
                                                                 -------      -------
         Net cash (used in) provided by operating
              activities                                          (2,281)       5,672
                                                                 -------      -------
Cash flows from financing activities:
    Proceeds from the sale of stock under stock
         option plans                                                229          130
    Reissuance/(purchase) of treasury stock                          196       (2,324)
    Principal payments under capital lease obligations               (24)         (24)
                                                                 -------      -------
         Net cash provided by (used in) financing
             activities                                              401       (2,218)
Effect of exchange rate changes on cash                              (42)
                                                                 -------      -------
Net decrease in cash and cash equivalents                         (4,809)       5,201
Cash and cash equivalents, beginning of period                     6,169        4,681
                                                                 -------      -------
Cash and cash equivalents, end of period                         $ 1,360      $ 9,882
                                                                 =======      =======

Supplemental disclosure of cash flow information:
    Cash paid for interest                                       $     8      $    10
    Cash paid for income taxes                                   $ 1,107      $   746

Supplemental disclosure of non-cash investing
and financing activities:
    Exercise of stock options                                    $   217      $    33

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 1
                                                                       PAGE 4

                                SUMMA FOUR, INC.
         Notes to Unaudited Condensed Consolidated Financial Statements
                                December 31, 1997

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

          In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ended March 31, 1998. For further information, refer to the Company's consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended March 31, 1997 and the Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, filed with the Securities and Exchange Commission. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2.   INVENTORIES

          Inventories, valued at the lower of cost (determined using the first-in, first-out method) or market were as follows (in thousands):

                              December 31, 1997     March 31, 1997
                              -----------------     --------------

           Raw materials           $2,242               $1,652
           Work-in-process          1,378                1,795
           Finished goods           1,043                1,622
                                   ------               ------
                                   $4,663               $5,069
                                   ======               ======

3.   MAJOR CUSTOMER INFORMATION

          Historically, a significant portion of the Company's net revenues is derived from a limited number of customers. Approximately 29% of the Company's net revenues for the nine months ended December 31, 1997 were from three customers accounting for 10%, 10%, and 9%, respectively, of net revenues. Approximately 28% of the Company's net revenues for the nine months ended December 31, 1996 were from three customers accounting for 11%, 9%, and 8%, respectively, of net revenues.

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 1
                                                                       PAGE 5

4.   RECENT PRONOUNCEMENT

          In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings per Share." SFAS No. 128 establishes a different method of computing earnings per share than was required under the provisions of Accounting Principles Board Opinion No. 15, "Earnings per Share." Under SFAS No. 128, the Company is required to present both basic earnings per share and diluted earnings per share. The Company has adopted SFAS No. 128 in its third (current) quarter for fiscal 1998 and all historical earnings per share data presented has been restated to conform to the provisions of SFAS No. 128, where applicable.

          In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." This statement requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. The statement will be effective for annual periods beginning after December 15, 1997 and the Company will adopt its provisions in fiscal 1999. Reclassification for earlier periods is required for comparative purposes. The Company is currently evaluating the impact this statement will have on its financial statements; however, because the statement requires only additional disclosure, the Company does not expect the statement to have a material impact on its financial position or results of operations.

          In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." This statement includes requirements to report selected segment information quarterly and entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. The statement will be effective for annual periods beginning after December 15, 1997 and the Company will adopt its provisions in fiscal 1999. Reclassifications for earlier periods is required, unless impracticable, for comparative purposes. The Company is currently evaluating the impact this statement will have on its financial statements; however, because the statement requires only additional disclosure, the Company does not expect the statement to have a material impact on its financial position or results of operations.

          In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued the statement of position ("SOP") 97-2 "Software Revenue Recognition," which will supersede SOP 91-1. SOP 97-2 has not changed the basic rules of revenue recognition but does provide more guidance, particularly with respect to multiple deliverables and "when and if available" products. SOP 97-2 is effective for transactions entered into for annual periods beginning after December 15, 1997. The Company will adopt SOP 97-2 in fiscal 1999 and has not yet determined its impact.

                                                                      FORM 10-Q
                                                                      PART I
                                                                      ITEM 1
                                                                      PAGE 6

5.   CONTINGENCIES

          On August 2, 1995, Claircom Communications Group, Inc. ("Claircom") brought an action against the Company in King County (Washington) Superior Court alleging breach of contract, breach of warranty, and various related claims and seeking an accounting and damages arising from the joint development of a cabin telecommunications unit (CTU), which is part of a cabin communications system, to be installed in commercial passenger aircraft for providing communications services between the aircraft and the ground. On October 11, 1995, the Company filed an answer in the Washington action denying Claircom's allegations and asserted a Counterclaim. The Company also brought an action against Claircom, in the Hillsborough County (New Hampshire) Superior Court on September 12, 1995, seeking payment of royalties, protection of its trade secrets and damages for breach of contract under certain New Hampshire statutes. Claircom filed a Motion to Dismiss or Stay the New Hampshire action. On October 12, 1995, the New Hampshire court denied the Company's motion for preliminary injunction and Claircom's motion to dismiss or stay. On October 30, 1995, the Washington court granted the Company's motion to stay the Washington action. Claircom's motions to reconsider the orders of the New Hampshire and the Washington courts were denied. On May 9, 1997, the Court allowed Claircom's motion to amend its counterclaims to add claims for fraudulent inducement, intentional misrepresentation and a claim under the New Hampshire Consumer Protection Act. The Company moved to dismiss these new counterclaims, and Claircom moved to dismiss, or for partial summary judgment on, the Company's claim under the New Hampshire Consumer Protection Act. On August 28, 1997 the Court dismissed both parties' consumer protection act claims, and denied the Company's motion to dismiss the new fraud claims. On November 25, 1997, Claircom moved for partial summary judgment on its claim that the Company had converted its rights in the invention which is now embodied in U.S. Patent No. 5,553,135. On January 27, 1998, the Court denied that motion. The parties disclosed their experts on December 8, 1997. On December 19, 1997 the Company moved to preclude Claircom from offering testimony from its experts at trial. On January 15, 1998, the Court denied that motion. On January 9, 1998, Claircom filed a motion to amend its counterclaims and to add a claim under the New Hampshire Trade Secrets statute. The Company did not oppose the motion, and the Court has not yet ruled on the motion . Discovery is ongoing but will close on March 6, 1998. The Court has set a trial commencement date of May 5, 1998.

          On June 20, 1997 the Company commenced an action in the United States District Court for the District of Delaware against AT&T Wireless Services, Inc. and Claircom, Civil No. 97-335. That action asserts that the defendants have infringed, and will continue to infringe, US Patent Number 5,553,135 (the " '135 patent") owned by the Company. Specifically the action contends that the defendants have violated the '135 patent by making, using, selling or offering to sell cabin telecommunications units employing the technology claimed and disclosed in the '135 patent. The defendants have filed an answer and counterclaim asserting that the '135 patent is invalid and not infringed and that three individuals should be added as inventors on the '135 patent. In addition, the defendants have filed a motion to stay the patent litigation pending the outcome of the New Hampshire legal proceedings. The Company opposes this motion. The Court heard oral argument on the motion on November 24, 1997 and took the motion under advisement. The suit is in its early stages, and the Company is unable to express a view as to its outcome.

          The Company, after consultation with external counsel, has estimated pre-trial costs to be approximately $948 thousand and recorded the costs.

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 2
                                                                       PAGE 7
                                SUMMA FOUR, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                December 31, 1997


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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1997 COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 1996.

Net revenues decreased by $.6 million (5.2%) to $11.0 million for the three months ended December 31, 1997 compared to $11.6 million, for the three months ended December 31, 1996. Shipments to the Company's application developers and reseller customers represented approximately 70% of revenues for the three months ended December 31, 1997 compared to 62% for the three months ended December 31, 1996. Shipments to international customers represented approximately 31% of total revenues for the quarter ended December 31, 1997 versus 38% for the same quarter in 1996. The Company believes that its net revenues may be adversely affected in certain periods preceding the introduction of an enhanced version of its VCO 20 switch targeted for the fourth quarter of fiscal 1998 and a new line of standards-based programmable switches targeted for fiscal 1999.

Gross profit decreased by $.6 million (9.5%) to $6.1 million for the three months ended December 31, 1997 compared to $6.7 million for the three months ended December 31, 1996. Gross margin decreased to 55.1% in the three months ended December 31, 1997 from 57.8% in the three months ended December 31, 1996. The decrease in gross margin, when compared to the same quarter in the previous fiscal year, was primarily attributable to a shift in sales mix to systems which contain lower margin components, an increase in service revenues which typically generate lower gross margins, and expediting and reconfiguration costs related to delivery of production materials. The Company does not believe that the current gross margins are necessarily indicative of future gross margins which may be affected by the level of net revenues, customer mix, cost of components, and discounts granted to high volume purchasers. The Company's gross margins have been declining primarily due to increased use of indirect channels of distribution.

Selling, general and administrative expenses increased by $.2 million (5.5%) to $3.9 million, or 35.6% of net revenues, for the three months ended December 31, 1997 compared with $3.7 million, or 32.0% of net revenues,

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 2
                                                                       PAGE 8

for the three months ended December 31, 1996. This increase in expenses was primarily due to increased travel, recruiting and consulting activities attributable to the growth of the Company's sales force over the past year.

Research and development expenses were $2.9 million or 26.3% of net revenues for the three months ended December 31, 1997 compared to $2.5 million or 21.5% of net revenues for the three months ended December 31, 1996. The Company believes that its current spending level on research and development is required to advance its position as a core network supplier for telecommunications service providers. Included are costs attributable to research and development directed to the enhanced VCO/20 switch and, jointly with Dialogic Corporation and Junction, Inc., a new line of standards based programmable switches.

Operating income decreased by $1.2 million to a loss of $.7 million for the three months ended December 31, 1997 compared to a profit of $.5 million for the three months ended December 31, 1996. The decrease was primarily due to revenue shortfall related to lower domestic sales, lower gross margins and increased research and development spending attributable to ongoing new product development efforts.


NINE MONTHS ENDED DECEMBER 31, 1997 COMPARED WITH NINE MONTHS ENDED DECEMBER 31, 1996

Net revenues for the nine months ended December 31, 1997 decreased by $2.4 million (7.3%) to $30.4 million, from $32.8 million for the nine months ended December 31, 1996.

Gross profit decreased by $4.0 million (20.3%), to $15.8 million primarily due to a decrease in revenues in the quarter ended June 30, 1997, the inventory write off in the quarter ended September 30, 1997 and competitive margin pressure, as compared to $19.8 million for the nine months ended December 31, 1996. Gross margin decreased to 51.9% during the nine months ended December 31, 1997 from 60.3% in the nine months ended December 31, 1996.

Selling, general and administrative expenses increased by $1.6 million (15.1%) to $12.4 million, or 40.8% of revenues, for the nine months ended December 30, 1997 compared with $10.8 million, or 32.9% of net revenues, in the same period of fiscal 1997. This increase resulted primarily from special charges for anticipated Claircom legal expenses, other costs related to personnel and severance activities, and expansion of the company's sales and support functions.

Research and development expenses increased by $1.0 million (13.6%) to $8.6 million, or 28.1% of net revenues, for the nine months ended December 31, 1997 compared to $7.5 million, or 23% of net revenues, in the same period of fiscal 1997. This increase is primarily due to the Company's spending for research and development directed to the enhanced VCO/20 switch, a new line of programmable switches and additional product functionality as it relates to integrated SS-7, network management, scalability, certifications, subrate switching and the development of future products.

Operating income decreased by $6.7 million to a loss of $5.2 million, or (17.1%) of net revenues, for the nine months ended December 31, 1997 compared to income of $1.5 million, or 4.5% of net revenues for the nine months ended December 31, 1996. The decrease was primarily due to revenue shortfall related to lower domestic sales, lower gross margins attributable to the special charge related to inventory write-off, competitive margin pressure, shifts in system mix, special charges for anticipated legal expenses and other costs related to personnel and severance related activities.

                                                                      FORM 10-Q
                                                                      PART I
                                                                      ITEM 2
                                                                      PAGE 9


LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1997, the Company had $26.7 million in cash, cash equivalents and investments. At March 31, 1997, the Company had $32.3 million in cash, cash equivalents and investments. This decrease is primarily due to severance compensation, expenditures for capital equipment and expenditures attributable to research and development efforts related to the Company's enhanced VCO/20 switch. At December 31, 1997, the ratio of current assets to current liabilities was 4.2:1 compared to 3.3:1 at March 31, 1997. Purchase commitments to suppliers of the Company's products were approximately $5.9 million and $9.7 million at December 31, 1997 and March 31, 1997, respectively.

The Company maintains an unsecured bank line of credit in the amount of $6.0 million. At December 31, 1997, no borrowings were outstanding under this line. Unless renewed, the line expires in September 1998. This line bears interest at the bank's prime interest rate per annum (8.5% at December 31, 1997). The Company believes that cash generated from operations and the total of its cash and current investments, together with existing sources of debt financing, will be sufficient to meet its anticipated cash requirements for working capital and capital expenditures for at least the next twelve months.

On December 16, 1996, the Company's Board of Directors authorized the repurchase of up to 500,000 shares of common stock as an extension of the Company's repurchase program. As of December 31, 1997, the Company had repurchased a cumulative total of 405,065 shares related to this extension at an average cost of $10.16 per share and had reissued 26,933 shares at an average price of $7.68 related to purchases under its Employee Stock Purchase Plan. The repurchases were funded through the Company's cash and investments. The Company has no immediate plans to continue to repurchase shares but may elect to repurchase additional shares of it's stock, at some future point, depending on stock market conditions, price per share and other factors.

The Company does not consider the impact of inflation on its business activities to have been significant to date.

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 2
                                                                       PAGE 10

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

A number of uncertainties exist that could affect the Company's future operating results, including without limitation, the following:

     o The Company has recently announced agreements in principle with Dialogic Corporation and Junction, Inc. which it anticipates will result in the development of a new line of standards based programmable switches targeted for fiscal 1999. The Company anticipates that the expenses associated with this developmental activity will be funded from operations. There can be no assurance that these products will be developed in a cost effective manner and be available for sale within the time frame anticipated by the Company. Failure to do so could have a materially adverse effect on the Company's business and results of operations.

     o The Company is dependent upon sole source suppliers for certain key components used in its products. The Company purchases these sole source components pursuant to purchase orders placed from time-to-time. No assurance can be given that sole source suppliers will devote the resources necessary to support the enhancement or continued availability of such components or that any such supplier will not encounter financial or operational difficulties. In addition, in certain instances, components required for certain subassemblies used in the Company's products are no longer being manufactured. The Company has historically been able to secure such components by utilizing its network of suppliers. However, the Company is redesigning such sub-assemblies in order to eliminate production interruptions that could occur if such components cannot be acquired. The Company is actively seeking alternative solutions to address potentially serious delays or shortages from its major component supplier. If delays or shortages occur and the Company is unable to effect alternative supply arrangements, its business and results of operations could be materially adversely affected.

     o A variety of factors could influence the level of the Company's net revenues in a particular quarter, including general worldwide or specific geographic economic conditions within the telecommunications switching or other related industries, the timing of significant orders, shipment delays, the introduction of new products by the Company, the introduction of new products by the Company's competitors, acquisitions by the Company, patterns of capital spending by customers and other factors, many of which are beyond the Company's control. Since a substantial portion of the expenses of the Company do not vary relative to sales levels, if net revenues in a particular quarter do not meet expectations, it could have a material adverse effect on the Company's results of operations.

     o The Company's gross margin has declined in recent periods as a result of sales price variations, an increase in the relative percentage of international and service revenues, and a shift in system mix to systems which contain certain lower margin components. Gross margins are also affected by other factors such as changes in the cost of materials, production and quality considerations, and the timing of new product introductions. The Company from time-to-time adds functionality and features that could add cost to its products which would adversely affect gross margins if the Company is not able to increase the price of such systems to offset such increased costs.

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 2
                                                                       PAGE 11


     o The Company's future results of operation and financial condition will depend, in part, on its ability to obtain and maintain patent protection for its products, to preserve its trade secrets and to operate without infringing on proprietary rights of third parties. There can be no assurance that the Company will be able to obtain and/or adequately protect the intellectual property required for it to compete effectively.

     o The Company's ability to develop marketable products and maintain a competitive position in light of continuing technological developments will depend, in large part, on its ability to attract and retain highly qualified management, technical and sales and marketing personnel. Competition for the services of these key employees is intense.

     o The Company's international business is subject to a number of inherent risks, including the challenges of building and managing foreign operations, unique product requirements, fluctuations in the value of foreign currencies, import/export duties, and unexpected regulatory, economic or political changes in foreign markets.

Because of these and other factors, past financial performance should not be considered an indictor of future performance.

                                                                       FORM 10-Q
                                                                       PART II
                                                                       ITEM 1-6
                                                                       PAGE 12
                                SUMMA FOUR, INC.
                           Part II - Other Information
                                December 31, 1997

ITEM 1 - LEGAL PROCEEDINGS

     On August 2, 1995, Claircom Communications Group, Inc. ("Claircom") brought an action against the Company in King County (Washington) Superior Court alleging breach of contract, breach of warranty, and various related claims and seeking an accounting and damages arising from the joint development of a cabin telecommunications unit (CTU), which is part of a cabin communications system, to be installed in commercial passenger aircraft for providing communications services between the aircraft and the ground. On October 11, 1995, the Company filed an answer in the Washington action denying Claircom's allegations and asserted a Counterclaim. The Company also brought an action against Claircom, in the Hillsborough County (New Hampshire) Superior Court on September 12, 1995, seeking payment of royalties, protection of its trade secrets and damages for breach of contract under certain New Hampshire statutes. Claircom filed a Motion to Dismiss or Stay the New Hampshire action. On October 12, 1995, the New Hampshire court denied the Company's motion for preliminary injunction and Claircom's motion to dismiss or stay. On October 30, 1995, the Washington court granted the Company's motion to stay the Washington action. Claircom's motions to reconsider the orders of the New Hampshire and the Washington courts were denied. On May 9, 1997, the Court allowed Claircom's motion to amend its counterclaims to add claims for fraudulent inducement, intentional misrepresentation and a claim under the New Hampshire Consumer Protection Act. The Company moved to dismiss these new counterclaims, and Claircom moved to dismiss, or for partial summary judgment on, the Company's claim under the New Hampshire Consumer Protection Act. On August 28, 1997 the Court dismissed both parties' consumer protection act claims, and denied the Company's motion to dismiss the new fraud claims. On November 25, 1997, Claircom moved for partial summary judgment on its claim that the Company had converted its rights in the invention which is now embodied in U.S. Patent No. 5,553,135. On January 27, 1998, the Court denied that motion. The parties disclosed their experts on December 8, 1997. On December 19, 1997, the Company moved to preclude Claircom from offering testimony from its experts at trial. On January 15, 1998, the Court denied that motion. On January 9, 1998, Claircom filed a motion to amend its counterclaims and to add a claim under the New Hampshire Trade Secrets statute. The Company did not oppose the motion, and the Court has not yet ruled on the motion. Discovery is ongoing but will close on March 6, 1998. The Court has set a trial commencement date of May 5, 1998.

     On June 20, 1997 the Company commenced an action in the United States District Court for the District of Delaware against AT&T Wireless Services, Inc. and Claircom, Civil No. 97-335. That action asserts that the defendants have infringed, and will continue to infringe, US Patent Number 5,553,135 (the " '135 patent") owned by the Company. Specifically the action contends that the defendants have violated the '135 patent by making, using, selling or offering to sell cabin telecommunications units employing the technology claimed and disclosed in the '135 patent. The defendants have filed an answer and counterclaim asserting that the '135 patent is invalid and not infringed and that three individuals should be added as inventors on the '135 patent. In addition, the defendants have filed a motion to stay the patent litigation pending the outcome of the New Hampshire legal proceedings. The Company opposes this motion. The Court heard oral argument on the motion on November 24, 1997 and took the motion under advisement. The suit is in its early stages, and the Company is unable to express a view as to its outcome.

     The Company, after consultation with external counsel, has estimated pre-trial costs to be approximately $948 thousand and recorded the costs.

                                                                       FORM 10-Q
                                                                       PART II
                                                                       PAGE 13

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



                                      Summa Four, Inc.



Date:  February 11, 1998
                                      ------------------------------------------
                                      Robert A. Degan
                                      President and Chief Executive Officer





Date:  February 11, 1998
                                      ------------------------------------------
                                      Jeffrey A. Weber
                                      Vice President and Chief Financial Officer

                                                                       FORM 10-Q
                                                                       PART II
                                                                       PAGE 15


Exhibit No.             Description
-----------             -----------

11.0                    Statement Re:  Computation of per Share Earnings

27.                     Financial Data Schedule