Form 10-K/A
period 1994-03-31
SUMMA FOUR INC
filed 1998-06-19
CIK 900095

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A


                          Amendment No. 2 to Form 10-K


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934


FOR THE FISCAL YEAR ENDED MARCH 31, 1994


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _____________ to ______________

                         Commission File Number 0-22210

                                SUMMA FOUR, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                      02-0329497
         --------                                      ----------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                  Identification Number)

                               25 SUNDIAL AVENUE
                        MANCHESTER, NEW HAMPSHIRE 03103
--------------------------------------------------------------------------------
              (Address of principal executive offices) (Zip code)

                                 (603) 625-4050
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

                              YES: [X]    NO: [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


The aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 30, 1994 was $209,154,000. As of April 30, 1994, 6,122,987 shares of the Registrant's Common Stock, $.01 par value, were outstanding.


DOCUMENTS INCORPORATED BY REFERENCE

(1) Specified portions of the Company's Proxy Statement, which is expected to be filed within 120 days after the end of the Company's fiscal year, are incorporated by reference into Part III (Items 10, 11, 12 and 13) of this Report.


This Amendment No. 2 on Form 10-K/A to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1994 (the "Report") is being filed to amend and restate the Exhibit Index to the Report. Such Exhibit Index is hereby amended and restated in its entirety. The actual exhibits previously filed with the Securities and Exchange Commission with the Report, or incorporated therein by reference, are not being amended. New exhibits listed are being filed herewith.

                                 Exhibit Index


Exhibit No.         Description

 3.1        - Amended and Restated Certificate of Incorporation of the
              Registrant. (1)

 3.2        - Amended and Restated By-laws of the Registrant. (1)

 4.1        - Specimen Certificate representing the Registrant's Common
              Stock. (1)

10.1        - Lease Agreement, dated July 18, 1990, by and between the
              Registrant and Northern Manchester Trust. (1)

10.2        - Lease Agreement, as amended, dated December 21, 1992, by and between the Registrant and 1100 Corporation. (1)

10.3        - Lease Agreement, dated February 15, 1993, by and between the
              Registrant and Atrium Executive Center, Inc. (1)

10.4        - Lease Agreement, dated August 1, 1992, by and between the
              Company and Duffell Financial and Construction Company. (1)

10.5        - Registration Agreement, dated July 25, 1984, as amended, by and among the Registrant and certain investors. (1)

10.6        - Purchase Agreement, dated July 25, 1984, by and among the
              Registrant and certain investors. (1)

10.7        - +1994 Executive Incentive Bonus Plan. (1)

10.8        - +1993 Stock Incentive Plan, as amended. (1)

10.9        - +1993 Employee Stock Purchase Plan. (1)

10.10       - +1993 Director Stock Option Plan. (1)

10.11       - +Stock Option Plan of August 1, 1992. (1)

10.12       - +Incentive Stock Option Plan of January 1, 1985. (1)

10.13       - +Stock Option Agreement, dated July 23, 1987, by and between the
              Registrant and Mr. William M. Scranton. (1)

10.14       - +Non-Qualified Employee Option Agreement, dated July 23, 1987, by and between the Registrant and Mr. Barry R. Gorsun. (1)

10.15       - +Stock Option Agreement, Dated July 1, 1984, by and between the
              Registrant and Mr. Robert A. Degan. (1)

10.16       - +Employment Agreement, dated April 3, 1993, by and between the
              Registrant and Thomas A. St. Germain. (1)

10.17       - +Agreement, dated April 30, 1991, by and between the Registrant and Barry R. Gorsun. (1)

10.18       - +Promissory Note, dated February 12, 1993, by Barry R. Gorsun. (1)

10.19       - Promissory Note, dated April 1, 1991, by Summa Four, Ltd. (1)

10.20       - +Promissory Note and amendment thereto, dated April 11, 1989, by
              John T. Boatwright. (1)


                                 EXHIBIT INDEX


      10.21 - Letter Agreement, dated October 15, 1992, by and between the Registrant and Fleet Bank of Massachusetts, N.A., as modified. (1)

      10.22 - Customer Purchase Agreement, dated November 20, 1992, by and between the Registrant and Sprint/United Management Company. (1)

      10.23 - Specialty Switches Contract, dated March 13, 1992, by and between the Registrant and AT&T, Inc. (1)

      10.24 - Customer Purchase Agreement, dated September 11, 1991, by and between the Registrant and United States Advanced Networks. (1)

      10.25 - Customer Purchase Agreement, dated October 10, 1990, by and between the Registrant and Unisys Corporation. (1)

      10.26 - Resale Agreement, dated November 5, 1992, by and between the Registrant and IBM Canada Ltd. (1)

      10.27 - Agreement, dated October 14, 1992, by and between the Registrant and Claircom Communications Group, L.P. (1)

      10.28 - Release, Settlement and License Agreement, dated November 2, 1992, by and among the Registrant, Omnitel Corporation, Aspect Telecommunications Corporation and Richard L. Scully. (1)

      10.29 - License Agreement, dated December 1, 1983, by and between the Registrant and Industrial Programming, Inc. (1)

      10.30 - Product Development and Licensing Agreement, dated January 19, 1990, by and between the Registrant and The Telephone Connection, Inc. (1)

      10.31 - +Letter Agreement, dated June 16, 1993, by and between the Registrant and Mr. Mel R. Ethem. (1)

      10.32 - Loan Modification Agreement, dated July 28, 1993, by and between the Registrant and Fleet Bank of Massachusetts, N.A.

      10.33 - Promissory Note, dated July 28, 1993, by and between the Registrant and Fleet Bank of Massachusetts, N.A.

      11    - Statement Regarding Computation of Per Share Earnings. (2)

      21    - Subsidiaries of the Registrant. (2)

      23    - Consent of Coopers & Lybrand (3)

-----------



(1) Incorporation herein by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-66602), as declared effective by the Securities and Exchange Commission (the "Commission") on September 23, 1993


+ Management contract or compensatory plan or arrangement filed as an exhibit pursuant to Item 14(c) of this report.


(2) Incorporation herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1994 as filed with the Commission on June 21, 1994.



(3) Incorporation herein by reference to the Registrant's Amendment No.1 to its Annual Report on Form 10-K for the fiscal year ended March 31, 1994, filed with the Commission on March 6, 1995.

                                   SIGNATURES



     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                   SUMMA FOUR, INC.



                                                   By: /s/ Jeffrey A. Weber
                                                       -----------------------
                                                       Vice President and
                                                       Chief Financial Officer

Dated: June 19, 1998