Form 10-K405/A
period 1995-03-31
SUMMA FOUR INC
filed 1998-06-19
CIK 900095

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-K/A
                          Amendment No. 2 to Form 10-K



[X] Annual Report Pursuant To Section 13 or 15(d) of The Securities Exchange Act of 1934


For the fiscal year ended March 31, 1995

                         Commission file number 0-22210



                                SUMMA FOUR, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)




           Delaware                                   02-0329497
-------------------------------                 ----------------------
(State or other jurisdiction of                   (I.R.S. employer
incorporation or organization)                  identification number)




                               25 Sundial Avenue
                    ---------------------------------------
                        Manchester, New Hampshire 03103
                    (Address of principal executive office)




                                 (603) 625-4050
               --------------------------------------------------
               Registrant's telephone number, including area code



Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock,
                                                             $.01 Par Value
                                                            ---------------
                                                            (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X     No
   ----      ----

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


This Amendment No. 2 on Form 10-K/A to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1995 (the "Report") is being filed to amend and restate the Exhibit Index to the Report. Such Exhibit Index is hereby amended and restated in its entirety. The actual exhibits previously filed with the Securities and Exchange Commission with the Report, or incorporated therein by reference, are not being amended. New exhibits listed are being filed herewith.


                                 Exhibit Index

(3)  Listing of Exhibits

          Exhibit No.                        Description
          -----------                        -----------


              3.1         -  Amended and Restated Certificate of Incorporation
                             of the Registrant. (1)

              3.2         -  Amended and Restated By-laws of the Registrant. (1)

              4.1         -  Specimen Certificate representing the Registrant's
                             Common Stock. (1)

              4.2         -  Rights Agreement, dated February 22, 1995, by and
                             among the Registrant and State Street Bank and Trust Company. (5)

             10.1         -  Lease Agreement, dated July 18, 1990, by and
                             between the Registrant and Northern Manchester Trust. (1)

             10.2         -  Lease Agreement, as amended, dated December 21,
                             1992, by and between the Registrant and 1100
                             Corporation. (1)

10.3   --  Lease Agreement, dated February 15, 1993, by and between the
           Registrant and Atrium Executive Center, Inc. (1)

10.4   --  Registration Agreement, dated July 25, 1984, as amended, by and among the Registrant and certain investors. (Originally filed as Exhibit 10.5)(1)

10.5   --  Purchase Agreement, dated July 25, 1984, by and among the Registrant and certain investors. (Originally filed as Exhibit 10.6)(1)

10.6   --  +1994 Executive Incentive Bonus Plan. (Originally filed as
           Exhibit 10.7)(1)

10.7   --  +1993 Stock Incentive Plan, as amended. (Originally filed as
           Exhibit 10.8)(1)

10.8   --  +1993 Employee Stock Purchase Plan. (Originally filed as
           Exhibit 10.9)(1)

10.9   --  +1993 Director Stock Option Plan. (Originally filed as
           Exhibit 10.10)(1)

10.10  --  +Stock Option Plan of August 1, 1992. (Originally filed as
           Exhibit 10.11)(1)

10.11  --  +Incentive Stock Option Plan of January 1, 1985. (Originally filed as Exhibit 10.12)(1)

10.12  --  +Stock Option Agreement, dated July 23, 1987, by and between the
           Registrant and Mr. William M. Scranton. (Originally filed as
           Exhibit 10.13)(1)

10.13  --  +Non-Qualified Employee Option Agreement, dated July 23, 1987, by and between the Registrant and Mr. Barry R. Gorsun. (Originally filed as Exhibit 10.14)(1)

10.14  --  +Stock Option Agreement, dated July 1, 1984, by and between the
           Registrant and Mr. Robert A. Degan. (Originally filed as
           Exhibit 10.15)(1)

10.15  --  +Employment Agreement, dated April 3, 1993, by and between the
           Registrant and Thomas A. St. German. (Originally filed as
           Exhibit 10.16)(1)

10.16  --  +Agreement, dated April 30, 1991, by and between the Registrant and
           Barry R. Gorsun. (Originally filed as Exhibit 10.17)(1)

10.17  --  +Promissory Note, dated February 12, 1993, by Barry R. Gorsun.
           (Originally filed as Exhibit 10.18)(1)

10.18  --  Promissory Note, dated April 1, 1991, by Summa Four, Ltd.
           (Originally filed as Exhibit 10.19)(1)

10.19  --  +Promissory Note and amendment thereto, dated April 11, 1989, by
           John T. Boatwright. (Originally filed as Exhibit 10.20)(1)

10.20  --  Letter Agreement, dated October 15, 1992, by and between the
           Registrant and Fleet Bank of Massachusetts, N.A., as modified. (Originally filed as Exhibit 10.21)(1)

10.21  --  Customer Purchase Agreement, dated November 20, 1992, by and between the Registrant and Sprint/United Management Company. (Originally filed as Exhibit 10.22)(1)

10.22  --  Specialty Switches Contract, dated March 13, 1992, by and between the Registrant and AT&T, Inc. (Originally filed as Exhibit 10.23)(1)

     10.23  -   Customer Purchase Agreement, dated September 11, 1991, by and between the Registrant and United States Advanced Networks.
                (Originally filed as Exhibit 10.24)(1)

     10.24  -   Customer Purchase Agreement, dated October 10, 1990, by and between the Registrant and Unisys Corporation. (Originally filed as Exhibit 10.25)(1)

     10.25  -   Resale Agreement, dated November 5, 1992, by and between the
                Registrant and IBM Canada Ltd. (Originally filed as
                Exhibit 10.26)(1)

     10.26  -   Agreement, dated October 14, 1992, by and between the Registrant and Claircom Communications Group, L.P. (Originally filed as
                Exhibit 10.27)(1)

     10.27  -   Release, Settlement and License Agreement, dated November 2,
                1992, by and among the Registrant, Omnital Corporation, Aspect
                Telecommunications Corporation and Richard L. Scully.
                (Originally filed as Exhibit 10.28)(1)

     10.28  -   License Agreement, dated December 1, 1983, by and between the
                Registrant and Industrial Programming, Inc. (Originally filed as
                Exhibit 10.29)(1)

     10.29  -   Product Development and Licensing Agreement, dated January 19,
                1990, by and between the Registrant and The Telephone
                Connection, Inc. (Originally filed as Exhibit 10.30)(1)

     10.30  -   +Letter Agreement, dated June 16, 1993, by and between the
                Registrant and Mr. Mel R. Ethan. (Originally filed as
                Exhibit 10.31)(1)

     10.31  -   +Severance and Settlement Agreement and Release, dated August 8,
                1994, by and between the Registrant and James J. Fiedler.
                (Originally filed as Exhibit 10.33)(4)

     10.32  -   +Agreement, dated August 1, 1994, by and between the Registrant and Barry R. Gorsun. (Originally filed as Exhibit 10.34)(4)

     10.33  -   Loan Modification Agreement, dated July 28, 1993, by and between the Registrant and Fleet Bank of Massachusetts, N.A. (Originally filed as Exhibit 10.32)(2)

     10.34  -   Promissory Note, dated July 28, 1993, by and between
                the Registrant and Fleet Bank of Massachusetts, N.A. (Originally filed as Exhibit 10.33)(2)

     10.35  -   +Amendment dated August 31, 1994, to Lease Agreement dated
                July 18, 1990 with Northern Manchester Trust. (3)


     10.36  -   Amendment, dated August 2, 1994, to the Letter Agreement dated
                October 15, 1992 by and between the Registrant and Fleet Bank of Massachusetts, N.A.

     11     -   Statement Regarding Computation of Per Share Earnings. (3)

     21     -   Subsidiaries of the Registrant. (3)

     23     -   Consent of Coopers & Lybrand. (3)


------------

(1) Incorporation herein by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-66602) as declared effective by the Commission on September 23, 1993.

(2) Incorporation herein by reference to the Registrant's Amendment No. 2 to its Annual Report on Form 10-K for the fiscal year ended March 31, 1994, filed with the Commission on June 19, 1998.

(3) Incorporation herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1995, filed with the Commission on June 27, 1995.

(4) Incorporation herein by reference to the Registrant's Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended March 31, 1995, filed with the Commission on May 9, 1997.


+ Management contract or compensatory plan or arrangement filed as an exhibit pursuant to Item 14(c) of this report.

(5) Incorporation herein by reference to the Registrant's report on Form 8-K filed with the Commission March 6, 1995.

                                  SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SUMMA FOUR, INC.



                                        By: /s/ Jeffrey A. Weber
                                            -----------------------------
                                            Jeffrey A. Weber
                                            Vice President
                                            and Chief Financial Officer

Dated: June 19, 1998