Form 10-K/A
period 1996-03-31
SUMMA FOUR INC
filed 1998-06-19
CIK 900095

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A
                          Amendment No. 1 to Form 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 1996

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

                              YES: [X]    NO: [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 30, 1996 was $108,484,000. As of May 31, 1996, 6,381,437
shares of the Registrant's Common Stock, $.01 par value, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

(1) Specified portions of the Company's Proxy Statement, which is expected to be filed within 120 days after the end of the Company's fiscal year, are incorporated by reference into Part III (Items 10, 11, 12 and 13) of this Report.


This Amendment No. 1 on Form 10-K/A to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1996 (the "Report") is being filed to amend and restate the Exhibit Index to the Report. Such Exhibit Index is hereby amended and restated in its entirety. The actual exhibits previously filed with the Securities and Exchange Commission with the Report, or incorporated therein by reference, are not being amended. New exhibits listed are being filed herewith.

                                 Exhibit Index


Exhibit No.         Description

3.1           -    Amended and Restated Certificate of Incorporation of the
                   Registrant.(1)

3.2           -    Amended and Restated By-laws of the Registrant.(1)

4.1           -    Specimen Certificate representing the Registrant's Common
                   Stock.(1)

4.2           -    Rights Agreement, dated February 22, 1995, by and among the
                   Registrant and State Street Bank and Trust Company.(5)

10.1          -    Lease Agreement, dated July 18, 1990, by and between the
                   Registrant and Northern Manchester Trust.(1)

10.2          -    Lease Agreement, as amended, dated December 21, 1992, by and between the Registrant and 1100 Corporation.(1)

10.3          -    Lease Agreement, dated February 15, 1993 by and between the
                   Registrant and Atrium Executive Center, Inc.(1)

10.4          -    Registration Agreement, dated July 25, 1984, as amended, by and among the Registrant and certain investors. (Originally filed as Exhibit 10.5)(1)

10.5          -    Purchase Agreement, dated July 25, 1984, by and among the
                   Registrant and certain investors. (Originally filed as Exhibit 10.6)(1)

10.6          -    +1994 Executive Incentive Bonus Plan. (Originally filed as
                   Exhibit 10.7)(1)

10.7          -    +1993 Stock Incentive Plan, as amended. (Originally filed
                   as Exhibit 10.8)(1)

10.8          -    +1993 Employee Stock Purchase Plan. (Originally filed as
                   Exhibit 10.9)(1)

10.9          -    +1993 Director Stock Option Plan, as amended.

10.10         -    +Stock Option Plan of August 1, 1992. (Originally filed as
                   Exhibit 10.11)(1)

10.11         -    +Incentive Stock Option Plan of January 1, 1985.
                   (Originally filed as Exhibit 10.12)(1)

10.12         -    +Stock Option Agreement, dated July 23, 1987, by and between the Registrant and Mr. William M. Scranton. (Originally filed as Exhibit 10.13)(1)

10.13         -    +Non-Qualified Employee Option Agreement, dated July 23,
                   1987, by and between the Registrant and Mr. Barry R. Gorsun.
                   (Originally filed as Exhibit 10.14)(1)

10.14         -    +Stock Option Agreement, Dated July 1, 1984, by and between the Registrant and Mr. Robert A. Degan. (Originally filed as Exhibit 10.15)(1)

10.15         -    +Employment Agreement, dated April 3, 1993, by and between the Registrant and Thomas A. St. Germain. (Originally filed as Exhibit 10.16)(1)

10.16         -    +Agreement, dated April 30, 1991, by and between the
                   Registrant and Barry R. Gorsun. (Originally filed as
                   Exhibit 10.17)(1)

10.17         -    +Promissory Note, dated February 12, 1993, by
                   Barry R. Gorsun. (Originally filed as Exhibit 10.18)(1)

10.18         -    Promissory Note, dated April 1, 1991, by Summa Four, Ltd.
                   (Originally filed as Exhibit 10.19)(1)

10.19         -    +Promissory Note and amendment thereto, dated April 11,
                   1989, by John T. Boatwright. (Originally filed as Exhibit
                   10.20)(1)

10.20         -    Letter Agreement, dated October 15, 1992, by and between the
                   Registrant and Fleet Bank of Massachusetts, N.A., as modified. (Originally filed as Exhibit 10.21)(1)

10.21         -    Customer Purchase Agreement, dated November 20, 1992, by and between the Registrant and Sprint/United Management Company.
                   (Originally filed as Exhibit 10.22)(1)

10.22         -    Specialty Switches Contract, dated March 13, 1992, by and
                   between the Registrant and AT&T, Inc. (Originally filed as Exhibit 10.23)(1)

10.23         -    Customer Purchase Agreement, dated September 11, 1991, by
                   and between the Registrant and United States Advanced
                   Networks. (Originally filed as Exhibit 10.24)(1)

10.24         -    Customer Purchase Agreement, dated October 10, 1990, by and between the Registrant and Unisys Corporation. (Originally filed as Exhibit 10.25)(1)

10.25         -    Resale Agreement, dated November 5, 1992, by and between the
                   Registrant and IBM Canada Ltd. (Originally filed as
                   Exhibit 10.26)(1)

                                 EXHIBIT INDEX


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

      10.33 - Loan Modification Agreement, dated July 28, 1993, by and between the Registrant and Fleet Bank of Massachusetts, N.A. (Originally filed as Exhibit 10.32)(2)

      10.34 - Promissory Note, dated July 28, 1993, by and between the Registrant and Fleet Bank of Massachusetts, N.A. (Originally filed as Exhibit 10.33)(2)

      10.35 - Amendment, dated August 31, 1994, to Lease Agreement dated July 18, 1990 with Northern Manchester Trust. (3)

      10.36 - Amendment, dated August 2, 1994, to Letter Agreement dated October 15, 1992 by and between the Registrant and Fleet Bank of Massachusetts, N.A. (6)

      10.37 - +Employment Agreement, dated May 3, 1995, by and between the Registrant and Edward C. Callahan. (Originally filed as Exhibit 10.36)(7)

      10.38 - +Stock Option Agreement, dated October 16, 1995, by and between the Registrant and Edgar L. Brown, Jr. (Originally filed as
              Exhibit 10.37)(7)

      10.39 - Amendment, dated August 23, 1995, to Lease Agreement dated
              July 18, 1990 with Northern Manchester Trust. (Originally filed as Exhibit 10.38)(7)

      10.40 - Customer Purchase Agreement, dated March 19, 1996, by and between the Registrant and NewNet, Inc. (Originally filed as Exhibit 10.39)(7)

      10.41 - +1996 Management Incentive Compensation Plan. (Originally filed as Exhibit 10.40)(7)

      10.42 - +1995 Stock Option Plan.

      10.43 - Amendment, dated August 24, 1995, to Letter Agreement dated October 15, 1992 by and between the Registrant and Fleet Bank of Massachusetts, N.A.

      11    - Statement Regarding Computation of Per Share Earnings. (7)

      21    - Subsidiaries of the Registrant. (7)

      23    - Consent of Coopers & Lybrand. (7)




(1) Incorporation herein by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-66602), as declared effective by the Commission on September 23, 1993.

(2) Incorporation herein by reference to the Registrant's Amendment No. 2 to its Annual Report on Form 10-K/A for the fiscal year ended March 31, 1994 filed with the Commission on June 19, 1998.

(3) Incorporation herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1995, filed with the Commission on June 27, 1995.

(4) Incorporation herein by reference to the Registrant's Amendment No. 1 to its Annual Report on Form 10-K/A for the fiscal year ended March 31, 1995, filed with the Commission on May 9, 1997.

+ Management contract or compensatory plan or arrangement filed as an exhibit pursuant to Item 14(c) of this report.

(5) Incorporation herein by reference to the Registrant's report on Form 8-K filed with the Commission on March 6, 1995.

(6) Incorporation herein by reference to the Registrant's Amendment No. 2 to its Annual Report on Form 10-K/A for the fiscal year ended March 31, 1995 as filed with the Commission on June 19, 1998

(7) Incorporation herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1996 filed with the Commission on June 17, 1996.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated: June 19, 1998                         Summa Four, Inc.



                                        By:  /s/ Jeffrey A. Weber
                                             ------------------------
                                             Jeffrey A. Weber
                                             Vice President and
                                             Chief Financial Officer