Form 10-K/A
period 1997-03-31
SUMMA FOUR INC
filed 1998-06-19
CIK 900095

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

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT of 1934

For this transition period from ________ to _______

                         Commission File Number 0-2210

                                SUMMA FOUR, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                   02-0329497
-------------------------------                 ---------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                  Identification Number)


                               25 SUNDIAL AVENUE
                        MANCHESTER, NEW HAMPSHIRE 03103
               --------------------------------------------------
              (Address of principal executive offices) (Zip code)

                                 (603) 625-4050
                                 --------------
              (Registrant's telephone number, including area code)

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

                            YES:  [X]        NO: [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 30, 1997 was $41,695,000. As of May 31, 1997, 6,481,762
shares of the Registrant's Common Stock, $.01 par value, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

(1) Specified portions of the Company's Proxy Statement are incorporated by reference into Part III (Items 10, 11, 12 and 13) of this Report.

                                       1


This Amendment No. 1 on Form 10-K/A to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1997 (the "Report") is being filed to amend and restate the Exhibit Index to the Report. Such Exhibit Index is hereby amended and restated in its entirety. The actual exhibits previously filed with the Securities and Exchange Commission with the Report, or incorporated therein by reference, are not being amended. New exhibits listed are being filed herewith.

                                    EXHIBITS

Exhibit No.    Description
-----------    -----------


  3.1      -  Amended and Restated Certificate of Incorporation of the
              Registrant. (1)

  3.2      -  Amended and Restated By-laws of the Registrant. (1)

  4.1      -  Specimen Certificate representing the Registrant's Common
              Stock. (1)

  4.2      -  Rights Agreement, dated February 22, 1995, by and among the
              Registrant and State Street Bank and Trust Company.(4)

  10.1     -  Lease Agreement, dated July 18, 1990, by and between the
              Registrant and Northern Manchester Trust. (1)

  10.2     -  Lease Agreement, as amended, dated December 21, 1992, by and between the Registrant and 1100 Corporation. (1)

  10.3     -  Lease Agreement, dated February 15, 1993 by and between the
              Registrant and Atrium Executive Center, Inc. (1)

  10.4     -  Registration Agreement, dated July 25, 1984, as amended, by and among the Registrant and certain investors. (Originally filed as Exhibit 10.5)(1)

  10.5     -  Purchase Agreement, dated July 25, 1984, by and among the
              Registrant and certain investors. (Originally filed as Exhibit 10.6)(1)

  10.6     -  +1993 Stock Incentive Plan, as amended. (Originally filed as
              Exhibit 10.8)(1)

  10.7     -  +1993 Employee Stock Purchase Plan. (Originally filed as
              Exhibit 10.9)(1)

  10.8     -  +1993 Director Stock Option Plan, as amended. (Originally filed as  Exhibit 10.9)(7)

  10.9     -  +Stock Option Plan of August 1, 1992. (Originally filed as
              Exhibit 10.11)(1)

  10.10    -  +Incentive Stock Option Plan of January 1, 1985. (Originally
              filed as Exhibit 10.12)(1)

  10.11    -  +Stock Option Agreement, dated July 23, 1987, by and between the
              Registrant and Mr. William M. Scranton. (Originally filed as
              Exhibit 10.13)(1)

  10.12    -  +Non-Qualified Employee Option Agreement, dated July 23, 1987, by and between the Registrant and Mr. Barry R. Gorsun. (Originally filed as Exhibit 10.14)(1)

  10.13    -  Promissory Note, dated April 1, 1991, by Summa Four, Ltd.
              (Originally filed as Exhibit 10.19)(1)

  10.14    -  Letter Agreement, dated October 15, 1992, by and between the
              Registrant and Fleet Bank of Massachusetts, N.A., as modified. (Originally filed as Exhibit 10.21)(1)

  10.15    -  Customer Purchase Agreement, dated November 20, 1992, by and between the Registrant and Sprint/United Management Company. (Originally filed as Exhibit 10.22)(1)

  10.16    -  Customer Purchase Agreement, dated September 11, 1991, by and between the Registrant and United States Advanced Networks. (Originally filed as Exhibit 10.24)(1)

  10.17    -  Customer Purchase Agreement, dated October 10, 1990, by and between the Registrant and Unisys Corporation.
              (Originally filed as Exhibit 10.25)(1)

  10.18    -  Resale Agreement, dated November 5, 1992, by and between the
              Registrant and IBM Canada Ltd. (Originally filed as Exhibit 10.26)(1)

  10.19    -  Agreement, dated October 14, 1992, by and between the Registrant and Claircom Communications Group, L.P. (Originally filed as
              Exhibit 10.27)(1)

                                   EXHIBITS

 Exhibit
   No.       Description
--------     -----------


    10.20 -- Release, Settlement and License Agreement, dated November 2, 1992, by and among the Registrant, Omnitel Corporation, Aspect Telecommunications Corporation and Richard L. Scully.
             (Originally filed as Exhibit 10.28)(1)

    10.21 -- Product Development and Licensing Agreement, dated January 19, 1990, by and between the Registrant and The Telephone Connection, Inc. (Originally filed as Exhibit 10.30)(1

    10.22 -- +Employment Agreement, dated May 3, 1995, by and between the Registrant and Edward C. Callahan. (Originally filed as Exhibit 10.36)(6)

    10.23 -- Amendment dated August 23, 1995 to Lease Agreement dated July 18, 1990 with Northern Manchester Trust.(Originally filed as Exhibit 10.38)(6)

    10.24 -- +1997 Executive Incentive Bonus Plan. (Originally filed as
             Exhibit 10.26)(8)

    10.25 -- +Employment Agreement, dated July 23, 1996, by and between the Registrant and Thomas A. St. Germain. (Originally filed as
             Exhibit 10.27)(8)

    10.26 -- +Employment Agreement, dated July 22, 1996, by and between the Registrant and Theresa Pratt Wang. (Originally filed as Exhibit 10.28)(8)

    10.27 -- +Employment Agreement, dated July 23, 1996, by and between the Registrant and John H. Shaw. (Originally filed as Exhibit 10.29)(8)

    10.28 -- +Employment Agreement, dated July 23, 1996, by and between the Registrant and Michael G. Hluchyj. (Originally filed as Exhibit 10.30)(8)

    10.29 -- +Employment Agreement, dated July 22, 1996, by and between the Registrant and Kendrick A. Estey. (Originally filed as Exhibit 10.31)(8)

    10.30 -- +Employment Agreement, dated October 18, 1996, by and between the Registrant and Todd P. Hasselbeck. (Originally filed as Exhibit 10.32)(8)

    10.31 -- +Agreement, dated November 16, 1996, by and between the Registrant and Barry R. Gorsun. (Originally filed as Exhibit 10.33)(8)

    10.32 -- +Employment Agreement, dated November 21, 1996, by and between the Registrant and Robert A. Degan. (Originally filed as Exhibit 10.34)(8)

    10.33 -- Loan Modification Agreement, dated July 28, 1993, by and between the Registrant and Fleet Bank of Massachusetts, N.A. (Originally filed as Exhibit 10.32)(2)

    10.34 -- Promissory Note, dated July 28, 1993, by and between the Registrant and Fleet Bank of Massachusetts, N.A. (Originally filed as
             Exhibit 10.33)(2)

    10.35 -- Amendment dated August 31, 1994 to Lease Agreement dated July 18, 1990 with Northern Manchester Trust. (3)

    10.36 -- Amendment, dated August 2, 1994, to Letter Agreement dated October 15, 1992 by and between the Registrant and Fleet Bank of Massachusetts, N.A. (5)

    10.37 -- Contract for Services Agreement, dated November 27, 1996, by and between the Registrant and D2 Technologies, Inc.

    10.38 -- Supply Agreement with Addendum, dated February 17, 1997, by and between the Registrant and ADC Newnet.

    10.39 -- Amendment dated August 30, 1996, to Letter Agreement dated October 15, 1992 by and between the Registrant and Fleet Bank of Massachusetts, N.A.

    10.40 -- +1995 Stock Option Plan. (Originally filed as Exhibit 10.42)(7)

    10.42 -- Amendment, dated August 24, 1995, to Letter Agreement dated August 24, 1995, by and between the Registrant and Fleet Bank of Massachusetts, N.A. (Originally filed as Exhibit 10.43)(7)

    11    -- Statement Regarding Computation of Per Share Earnings. (8)

    21    -- Subsidiaries of the Registrant. (8)

    23    -- Consent of Coopers & Lybrand L.L.P. (8)

    27    -- Financial Data Schedule. (8)



--------------


(1) Incorporation herein by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-66602), as declared effective by the Commission on September 23, 1993.

(2) Incorporation herein by reference to the Registrant's Amendment No. 2 to its Annual Report on Form 10-K for the fiscal year ended March 31, 1994 filed with the Commission on June 19, 1998.

(3) Incorporation herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1995, filed with the Commission on June 27, 1995.

  + Management contract or compensatory plan or arrangement filed as an exhibit pursuant to Item 14(c) of this report.


(4) Incorporation herein by reference to the Registrant's Report on Form 8-K filed with the Commission on March 6, 1995.

(5) Incorporation herein by reference to the Registrant's Amendment No. 2 to its Annual Report on Form 10-K for the fiscal year ended March 31, 1995 filed with the Commission on June 19, 1998.

(6) Incorporation herein by reference to the Registrant's Annual Report for the fiscal year ended March 31, 1996 on Form 10-K filed with the Commission on June 17, 1996.

(7) Incorporation herein by reference to the Registrant's Amendment No. 1 to its Annual Report for the fiscal year ended March 31, 1996 on Form 10-K filed with the Commission on June 19, 1998.

(8) Incorporation herein by reference to the Registrant's Annual Report for the fiscal year ended March 31, 1997 on Form 10-K filed June 23, 1997.

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