Form 10-Q/A
period 1997-06-30
SUMMA FOUR INC
filed 1998-06-19
CIK 900095

          ============================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                         ------------------------------


                                    FORM 10-Q/A
                          Amendment No. 1 to Form 10-Q


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

                                                                       FORM 10-Q
                                                                       PART II
                                                                       PAGE 12


                                SUMMA FOUR, INC.



                               INDEX TO FORM 10-Q/A



                                                                       Page(s)
                                                                       -------



  Item 6 - Exhibits and Reports on Form 8-K                               12


Signature(s)                                                              13



EXHIBIT NO.     DESCRIPTION
-----------     -----------

  10.1         +Employment Agreement, dated April 15, 1997, by and between the
                Registrant and Richard S. Swee. (originally filed as Exhibit
                10.36)(1)



  10.2 Joint Development Agreement, dated June 11, 1997, by and between the Registrant and Junction, Inc. (originally filed as Exhibit
                10.37)(1)



  10.3          Customer Agreement, dated June 30, 1997, by and between the
                Registrant and Mentor Graphics Corporation.

  10.4          Lease Agreement, dated June 2, 1997, by and between the
                Registrant and Atrium Executive Center, Inc.

  10.5          Employment Agreement, dated June 26, 1997, by and between the
                Registrant and Jeffrey A. Weber

  10.6         +Amendment, dated June 12, 1997, to Agreement dated November 16,
                1996 by and between the Registrant and Barry R. Gorsun.

  11            Statement Re:  Computation of per Share Earnings (1)

  27            Financial Data Schedule (1)




     * Confidential treatment requested as to certain portions which have been filed separately with the Securities and Exchange Commission (the "Commission").


     + Management contract or compensatory plan or arrangement filed as an exhibit pursuant to Item 6(a) of this report.


    (1) Incorporation herein by reference to the Registrant's Form 10-Q for the Quarter Ended June 30, 1997 filed with the Commission on August 12, 1997.

                                                                       FORM 10-Q
                                                                       PART II
                                                                       PAGE 13






                                   SIGNATURES
                                   ----------





Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     Summa Four, Inc.





       Date: June 19, 1998           /s/ Jeffrey A. Weber
                                     ------------------------------------------
                                     Jeffrey A. Weber
                                     Vice President and Chief Financial Officer