Form 10-Q/A
period 1997-09-30
SUMMA FOUR INC
filed 1998-06-19
CIK 900095

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

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

                                                                    FORM 10-Q/A
                                                                    PART II
                                                                    PAGE 13



                                SUMMA FOUR, INC.



                               INDEX TO FORM 10-Q/A


                                                                        Page (s)
                                                                        --------





Part II - Other Information:                                               13




    Item 6 - Exhibits and Reports on Form 8-K

Signature(s)                                                               14




EXHIBIT NO.              DESCRIPTION


 10.1 Lease Agreement, dated July 3, 1997, by and between the Registrant and Bay Business Centers, Inc.

 10.2 Products and Services Agreement, dated August 4, 1997, by and between the Registrant and D2 Technologies Inc.

 10.3 Software License and Maintenance Agreement, dated August 4, 1997, by and between the Company and D2 Technologies, Inc.



 11.0                    Statement Re:  Computation of per Share Earnings (1)

 27                      Financial Data Schedule (1)


(1) Incorporation herein by reference to the Registrant's Form 10-Q for the Quarter Ended September 30, 1997 filed with the Securities and Exchange Commission on November 12, 1997.

                                                                     FORM 10-Q/A
                                                                     PART II
                                                                     PAGE 14

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      Summa Four, Inc.





           Date: June 19, 1998                        By: /s/ Jeffrey A. Weber
                                                          ----------------------
                                                      Jeffrey A. Weber
                                                      Vice President and Chief
                                                      Financial Officer