Form 10-Q/A
period 1997-12-31
SUMMA FOUR INC
filed 1998-06-19
CIK 900095

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

                                                                   FORM 10-Q/A
                                                                   PART II
                                                                   PAGE 14


                                SUMMA FOUR, INC.
                               INDEX TO FORM 10-Q


                                                                        Page(s)
                                                                        -------





Part II - Other Information:




    Item 6 - Exhibits and Reports on Form 8-K                              14

Signature(s)                                                               15




Exhibit No.             Description
-----------             -----------


 10.1 Loan Modification Agreement, dated December 19, 1997, by and between the Registrant and Fleet National Bank.

 10.2 Promissory Note, dated December 19, 1997, by and between the Registrant and Fleet National Bank.



 11.0                   Statement Re:  Computation of per Share Earnings (1)

 27.                    Financial Data Schedule (1)


(1) Incorporation herein by reference to the Registrant's Form 10-Q for the Quarter Ended December 31, 1997 filed with the Securities and Exchange Commission on February 12, 1998.

                                                                       FORM 10-Q
                                                                       PART II
                                                                       PAGE 15



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