Form 10-K
period 1998-03-31
SUMMA FOUR INC
filed 1998-06-22
CIK 900095

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                         ------------------------------

                                    FORM 10-K

              Annual Report Pursuant To Section 13 or 15(d) Of The
                         Securities Exchange Act Of 1934

                    For the fiscal year ended March 31, 1998
                                              --------------
                         Commission file number 0-22210
                                                -------

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $64,536,000 as of May 31, 1998. There were 6,601,981 shares of Common Stock outstanding as of May 31, 1998.

                         DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement (the "Definitive Proxy Statement") to be filed with the Securities and Exchange Commission relative to the Company's 1998 annual meeting of stockholders are incorporated by reference in Part III.


                       Index to Exhibits begins on Page 37
                            Total Number of Pages 50

PART I

Item 1 - Business

THE COMPANY

    Summa Four, Inc. (the "Company") is a leading provider of open, programmable switches that enable worldwide telecommunications service providers to build and deploy advanced networks and applications. Examples of services offered by companies using Summa Four's products include core transport switching for personal communications, wireless local loop and wireless networks, enhanced service delivery for voice and fax messaging, single number routing, intelligent 800 calling, voice activated dialing, calling card applications, and automated operator services. The Company's products are based on an open architecture and have a universal application interface which supports the economical and rapid introduction of these and other public telephone network applications.

    Many of the world's largest telecommunications service providers are end-users of the Company's products, including AT&T, MCI, Sprint, Worldcom, Qwest, the Regional Bell Operating Companies ("RBOCs"), GTE, British Telecom, Mercury Communications (a division of Cable and Wireless), Telcom Finland, Telstra (in Australia), Telefonica (in Spain), Singapore Telecom, Hong Kong Telecom, and Mesatel (in Mexico). The Company sells its products directly to end-users and through relationships with systems integrators, including IBM, Unisys, Tandem, Vicorp, Mosaix, Comverse Technology, Digital Equipment, and Interactive Technology. Through March 31, 1998, the Company had sold more than 1,900 programmable switches in 38 countries worldwide. For the year ended March 31, 1998, Unisys, Telefonica, and IBM represented approximately 11%, 7%, and 7%, respectively of the Company's net revenues.

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

    The Company was incorporated under the laws of Delaware on June 28, 1976. Its principal executive offices are located at 25 Sundial Avenue, Manchester, NH 03103-7251 and its telephone number is (603) 625-4050.

RECENT DEVELOPMENTS

    In July 1997, Jeffrey A. Weber, was appointed Vice President, Finance and Chief Financial Officer of the Company. Mr. Weber was previously Senior Vice President Finance, Operations & Finance and Treasurer of Computer Identics, a manufacturer of bar code data collection products.

    In February 1998, the Company entered into a strategic license agreement with Dialogic, Inc., a leading manufacturer of high-performance computer telephony components. In April 1998, Summation, LLC. was formed as a jointly owned entity. The principles are the Company which holds a majority interest, and Junction, Inc., a Cupertino, California-based development company whose principles have significant experience in the design and development of telephony solutions. The purpose of these business relationships is to aid in the development and deployment of what the Company believes will be the industry's first telco-capable, programmable switching platform (Sigma) founded on standards-based hardware and software. This fully-integrated, intelligent platform is intended to enable telecommunications service providers to reduce, significantly, the cost and time-to-market for delivery of advanced services.

    Litigation related to suits initiated by Claircom Communications, Inc. ("Claircom") against the Company and by the Company against Claircom and AT&T Wireless Communications Group, Inc. in the States of Washington, New Hampshire, and Delaware was settled in principle on April 20, 1998, and a definitive settlement agreement was entered into by the parties on June 1, 1998. The terms of the settlement included a $7 million payment to the Company. Legal fees of approximately $2.4 million were paid from the settlement proceeds.

VCO OPEN PROGRAMMABLE SWITCHES

    The Company offers three switching products. The Company's VCO (virtual central office) 80 Open Programmable Switch accounted for the majority of fiscal year 1998. VCO/80 sales were supplemented by sales of the Company's VCO/20 switch, which is a lower capacity platform that provides the full functionality of the VCO/80. The most recent member of the VCO family is the VCO/4K, which was first introduced in March 1998. The VCO/4K provides twice the capacity of the VCO/80 with half the system footprint.

    The VCO Series of switches can be deployed in a variety of ways -- as a fully network-compliant switching foundation for an enhanced services platform, as a core transport switch in wireline networks, and/or as a mobile switching center, base station controller or local loop controller for wireless networks.

    The Company's open, programmable switches are controlled by a host computer wherein the intelligent network service software resides. The VCO's open architecture allows the developer to select the computer and operating system that best suits an application. Each of the Company's VCO switches are comprised of a non-blocking switching matrix, standards-based interface hardware and software (to communicate to the public switched telephone networks), service circuit cards (which perform various functions such as speech prompting and recording) and call control software (which allows discrete control over all elements of the voice and data call path). This standards-based, open architecture platform enables a wide variety of developers to focus their attention on application development through the application programmatic interface (API), rather than on complex switching functions.

    The VCO switches are modular and scaleable and incorporate advanced technologies such as SS7, ISDN, hierarchical call control and SNMP network management.

MARKETING AND SALES

    In order to meet the needs of customers with diverse and complex network requirements, the Company sells its products through the coordinated efforts of its direct sales force and selected systems integrators, which include value added resellers and an increasing number of emerging application developers. These resellers are generally selected for their capacity to offer the Company's products in combination with related products and services, as well as for their capability to serve particular markets.

    The Company's products have been installed in countries on six continents. International sales, as a percentage of total sales, were approximately 43% and 40% in fiscal 1998 and fiscal 1997, respectively. The Company believes the increase in international sales is primarily attributable to the adoption of the Company's products by public network operations worldwide, spurred by the rapid expansion of markets and the expansion of the Company's international sales operations in Europe and Asia.

BACKLOG

       The Company's backlog was approximately $6,224,000 and $6,215,000 at March 31, 1998 and 1997, respectively. The Company includes in its backlog only written orders for products and related services scheduled to be shipped or rendered within one year.

CUSTOMER SUPPORT, SERVICE AND CONSULTING

    The Company services, repairs and provides technical support for its products. In addition, the Company provides consulting services. A high level of continuing customer service and support is integral to the Company's objective of developing long-term relationships with its customers who require uninterrupted operations of the Company's products. The Company's products generally have warranties of 12 months. Support services include 24-hour technical support, remote access diagnostic and servicing capabilities, extended maintenance and support programs, comprehensive technical customer training, customer documentation, field installation and emergency replacement. Special consulting services are provided on a contractual basis whenever required.

PRODUCT DEVELOPMENT

    The Company's focus upon three major areas of development resulted in the design and/or release of several important new products during fiscal 1998:

    - VCO, hardware and software, improvements were developed including release version 4.2 which provides the ability to perform "Live Upgrades" to a system while calls continue to be processed. In addition, VCO products have received supplemental country certifications, particularly as relates to SS7 and ISDN connections. Various components of the VCO product are now certified in over 33 countries.

    - The VCO/4K product, which will support up to 4,088 ports within a single 25" enclosure, was developed and released to the market. Design of the product incorporated a new type of hardware simulation tool(s) in combination with new, object-oriented software development processes intended to result in high quality designs with reduced market delivery time-frames. The VCO/4K introduced two major card types, (i) the ICC card which is intended to allow multiple protocols to run on a single board supporting up to 16 spans and, (ii) the SPC card which is intended to allow the delivery of up to 32 services on a single DSP-based service card and requires the use of only one slot. Previous technology required the use of up to 32 slots for delivery of similar services.

    - Development of the next generation Open Programmable Switch platform (Sigma), a telco capable standards based switch, was initiated during the first quarter of fiscal 1998. Design of this product incorporated the same hardware simulation and object oriented tools used to design the VCO/4K product. The new platform is intended to be capable of switching in excess of 16,000 ports based on new .35 micron ASIC technology. It is also designed and intended to be compatible with existing VCO and SDS (a prior product family) applications while accommodating third-party standard Compact PCI hardware and industry standard Application Program Interfaces (API) such as S-100 and TAPI.

    In fiscal years 1998, 1997 and 1996, the Company's research and development expenditures were approximately $11,171,000, $10,478,000 and $9,131,000, respectively. All such costs have been expensed as incurred. In addition, during fiscal years 1998, 1997 and 1996, the Company received $0, $0 and $188,000, respectively, from customer sponsored development projects which have been recorded as a reduction to related research and development expenses. At March 31, 1998, 77 employees and 2 persons, retained on a contract basis for specific projects, were engaged in product development.

    The Company recently entered into a strategic licensing agreement with Dialogic, Inc. In addition, the Company has continued its relationship with Junction, Inc. which has been formalized by the formation of Summation, LLC. These business relationships are associated with the development of the Sigma product. The expenses associated with these developmental activities are being funded from operations.

    Summa Four believes that the ongoing, timely development of new products and applications, and enhancements to existing products are essential for the Company to compete in the programmable switch market, and the Company expects to continue to devote substantial resources to research and development in fiscal year 1999.

MANUFACTURING

    The Company's manufacturing operations consist of the purchase and management of materials and sub- assemblies, final assembly, testing and quality control. The Company uses independent third party contract manufacturing companies, with whom the Company has had working relationships ranging from less than one year to four years, to perform most of the production processes related to the manufacture of printed circuit board subassemblies. The Company installs software into the electronically programmable read-only memory (EPROM) of its systems which enhances maintenance of quality control and security. This manufacturing process enables the Company to configure the hardware and software in combinations to meet a wide variety of customer requirements in a timely manner. The Company uses automated testing equipment, as well as comprehensive inspection and statistical process control testing, to assure the quality and reliability of its products. Test programs, fixtures and stations are developed and maintained by the Company and are capital assets of the Company. To date, the Company has not experienced significant customer returns.

    The Company generally uses industry standard components for its products. Certain components, including microprocessors and power supplies, are presently being purchased from a single source or from limited sources. The Company has been able to obtain adequate supplies of components for its products in a timely manner from a number of regular sources of supply, or, when necessary, from alternative sources of supply. The Company believes that in most of these cases, alternative sources of supply are either currently available or could be developed over a moderately short period of time. In addition, in certain instances, components required for certain sub-assemblies used in the Company's products are no longer being manufactured. The Company has and continues, on an ongoing basis, to redesign such sub-assemblies in order to eliminate production interruption that could occur if such components cannot be procured. The inability to develop alternative sources, if required, or an inability to meet demand, or an interruption in supply, or a significant increase in the price of one or more components, would adversely affect the Company's operating results and could adversely impact customer relationships.

    The Company is ISO 9001 and BABT (British Approvals Board for
Telecommunications) certified. Compliance audits are conducted at least annually.

COMPETITION

    The market for programmable switching products is highly competitive and is subject to price and margin pressures and rapid technological change. At present, the Company's principal competition comes from Excel Switching Corporation, Inc., the DTS Division of Harris Corp. and Redcom Laboratories. The Company expects competition to increase in the future from existing competitors in the programmable switching market and from other companies which may enter the Company's existing or future markets, including major central office switch vendors and PC-based switching vendors. In addition, the Company believes that as the programmable switch market evolves, competition and/or partnering arrangements may develop among the companies which currently offer products and services to particular segments of the programmable switch market, including private networking companies, central office switch manufacturers, voice processing companies, PBX manufacturers and others. Many of these current and potential competitors may have substantially greater financial, marketing and technical resources than the Company. The development of such competition or of such partnering arrangements could have a material adverse effect on the Company's business, results of operation and financial condition.

    The Company believes that the principal competitive factors in the market for programmable switching systems are: knowledge of the requirements applicable to service providers; broad applications experience; technical benefits of product design, including an open architecture to permit customer programming; market distribution strategies; product flexibility and scalability; reliability; responsiveness to customer needs; service and price.

PATENTS, PROPRIETARY RIGHTS AND LICENSES

    The Company relies on a combination of patent, copyright and trade secret laws to establish and maintain its proprietary rights in its products. The Company's products are generally sold pursuant to purchase and license agreements which contain terms and conditions restricting unauthorized disclosure or reverse-compiling of the proprietary software embodied in its products. The Company is the owner of four active United States patents with expirations ranging from the year 2001 to 2014 and has an application pending for one additional patent in the United States, covering certain aspects of the Company's products. No assurance can be given that the Company's patent application will be granted, or if granted, will be upheld if challenged. Although the Company relies, to a great extent, on trade secret protection for much of its technology and has obtained confidentiality agreements from its employees, there can be no assurance that third parties will not either independently develop the same or similar technology, obtain unauthorized access to the Company's proprietary technology or misuse the technology to which the Company has granted access.

    Certain technology used in the Company's products is licensed from various parties on a non-exclusive basis. Royalties due under these license agreements have either been fully paid or are payable based upon units shipped. The non-renewal of these licenses could have a material adverse effect on the Company's operations.

    The telecommunications industry is characterized by the existence of a large number of companies holding patents and frequent litigation based on allegations of patent infringement. On May 27, 1998, Excel Switching Corporation filed a patent infringement suit against the Company. See Item 3 - Legal Proceedings. The Company is not aware of any other allegations of infringement by its products or technology of the proprietary rights of others. The Excel litigation, or any other allegation of infringement, regardless of its outcome, could result in substantial cost to and diversion of effort by the Company. Any infringement claims or litigation against the Company could materially and adversely affect the Company's business, results of operations and financial condition.

EMPLOYEES

    At March 31, 1998 the Company employed 207 persons. In addition, the Company retained, on a contract basis, 4 persons for specific temporary projects. The Company believes that its future growth and success will depend in large part upon its ability to continue to attract and retain highly qualified personnel who are in great demand. The Company has no collective bargaining agreement with its employees.

Item 2 - Properties

    The Company's principal administrative, sales and marketing, development, manufacturing and support facility is located in Manchester, New Hampshire and consists of approximately 71,000 square feet under a lease that will expire in August 1998. The Company is currently in negotiations to extend the lease. In addition, the Company leases and/or occupies eight additional sales offices in major metropolitan areas in the United States, and has international offices in England, Singapore and Japan.

Item 3 - Legal Proceedings

    The previously reported litigation related to suits initiated by Claircom Communications, Inc. ("Claircom") against the Company and by the Company against Claircom and AT&T Wireless Communications Group, Inc. in the States of Washington, New Hampshire, and Delaware was settled in principle on April 20, 1998, and a definitive settlement agreement was entered into by the parties on June 1, 1998. Under the terms of this agreement, Claircom received a fully paid up, unlimited, perpetual, irrevocable, and exclusive world-wide license to use the disputed technology in all avionics applications, and the Company received a fully paid up, unlimited, perpetual, irrevocable, and exclusive world-wide license to use the disputed technology in all non-avionics applications. The Company also received a cash payment of $7 million and incurred related legal fees of approximately $2.4 million, which was paid from the settlement proceeds.

    On May 22, 1998, Excel Switching Corporation ("Excel") filed suit in U. S. District Court for the district of Massachusetts alleging that certain unspecified telecommunications products of the Company have infringed U.S. Patent Nos. 5,546,453, 5,426,694, and 5,349,579 allegedly owned by Excel. The Company has answered Excel's complaint, alleging that the Company has not infringed the Excel patents, and that those patents are invalid. The Company has also asserted appropriate counterclaims and intends to vigorously defend the litigation. The litigation is, however, in its early stages, discovery has not begun and its outcome is, therefore, uncertain at this time.

Item 4 - Submission of Matters To a Vote of Security Holders

    None.

PART II

Item 5 - Market For  Registrant's  Common  Equity and  Related  Stockholder
Matters

    The Company completed its Initial Public Offering on September 23, 1993. The common stock of the Company is listed on the NASDAQ National Market ("NASDAQ") and is traded in the over-the-counter market under the symbol "SUMA". The following table sets forth the high and low bid prices for the Common Stock as reported by Nasdaq for each of the periods indicated:

                                                High               Low
                                                ----               ---

         Fiscal Year 1998
         ----------------

         First Quarter                       $ 9 1/8           $ 7
         Second Quarter                      $11               $ 6 5/8
         Third Quarter                       $13 3/8           $ 8 7/8
         Fourth Quarter                      $12 3/8           $ 8 3/4

         Fiscal Year 1997
         ----------------

         First Quarter                       $20               $12 1/4
         Second Quarter                      $15 7/8           $11 3/8
         Third Quarter                       $14 1/8           $ 7 1/2
         Fourth Quarter                      $11 3/4           $ 7 3/8

       At March 31, 1998, there were approximately 80 stockholders of record. This number does not reflect persons or entities who hold their stock in nominee or "street name" through various brokerage firms. The Company estimates that there are approximately 5,000 additional beneficial holders when such "street name holders" are included.

Dividend Policy

    It is not, generally, the Company's policy to declare or pay cash dividends on its common stock. The Company currently intends to retain substantially all of its earnings to finance future growth, and therefore does not anticipate paying any cash dividends in the foreseeable future.

Item 6 - Selected Financial Data

    The following table summarizes certain selected historical consolidated financial data which should be read in conjunction with the Company's consolidated financial statements and accompanying notes included elsewhere herein.

                                                                             Years ended March 31,
                                                                    (In thousands, except per share data)
                                                      1998            1997           1996           1995           1994
                                                    -------         -------        -------        -------        -------
Statements of Income Data:
Net revenues                                        $41,942         $44,316        $41,193        $37,136        $27,257
Cost of revenues (1)                                 19,491          18,144         14,467         12,367          9,114
                                                    -------         -------        -------        -------        -------
   Gross profit                                      22,451          26,172         26,726         24,769         18,143
Operating expenses (1):
Selling, general and administrative                  16,667          14,196         13,023         11,968          8,434
Research and development                             11,171          10,478          9,131          5,863          3,999
                                                    -------         -------        -------        -------        -------
   Total operating expenses                          27,838          24,674         22,154         17,831         12,433
Operating income (loss)                              (5,387)          1,498          4,572          6,938          5,710
Other income:

   Interest and other income, net                     1,371           1,219          1,502          1,540            605
                                                    -------         -------        -------        -------        -------
Income (loss) before income taxes                    (4,016)          2,717          6,074          8,478          6,315
Provision for (benefit from) income
 taxes (2)                                           (1,285)            869          2,309          3,055          1,028
                                                    -------         -------        -------        -------        -------
Net income (loss)                                   $(2,731)        $ 1,848        $ 3,765        $ 5,423        $ 5,287
                                                    =======         =======        =======        =======        =======

Net income (loss) per share - basic                 $ (0.48)        $  0.31        $  0.61        $  0.82        $  0.92

Weighted average common
   shares outstanding - basic                         5,704           5,951          6,175          6,605          5,738

Net income (loss) per share - diluted               $ (0.48)        $  0.30        $  0.59        $  0.77        $  0.82

Adjusted weighted average common
   shares outstanding - diluted                       5,704           6,095          6,417          7,013          6,418

Balance Sheet Data:
Cash and cash equivalents                           $ 2,083         $ 6,169        $ 4,681        $ 7,070        $ 2,761
Working capital                                      27,715          22,960         24,861         28,953         15,686
Total assets                                         56,596          56,453         57,699         55,175         46,635
Long term liabilities                                   938             676            863          1,250            205
Stockholders' equity                                 43,567          45,649         49,137         48,033         40,684

(1) For the fiscal years ended March 31, 1996, 1995, and 1994, a portion of customer service ($650, $577 and $21, respectively) and research and development ($230, $0 and $0, respectively) expenses were reclassified to cost of revenues. In addition, corporate quality expenses of $214, $181 and $84, respectively, were reclassified from cost of revenues to selling, general and administrative expenses. These reclassifications had no effect on operating or net income. All fiscal 1998 and 1997 amounts are stated in a manner which is consistent with these reclassifications.

(2) In fiscal 1998 and 1997, the Company reduced its tax rate to 32% from various other rates in previous years.

(3) There were no cash dividends paid.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

    This Annual Report on Form 10-K contains forward-looking statements that involve a number of risks and uncertainties. There are a number of factors that could cause the Company's actual results to differ materially from those forecasted or projected in such forward-looking statements, including those discussed below. Investors are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof.

    The following table sets forth, for the periods indicated, certain consolidated financial data as a percentage of net revenues:

                                                   Years ended March 31,
                                             --------------------------------
                                              1998          1997         1996
                                             -----         -----        -----

Net revenues                                 100.0%        100.0%       100.0%
Cost of revenues                              46.5          40.9         35.1
                                             -----         -----        -----
Gross profit                                  53.5          59.1         64.9
Operating expenses:
   Selling, general and administrative        39.7          32.0         31.6
   Research and development                   26.7          23.7         22.2
                                             -----         -----        -----
       Total operating expenses               66.4          55.7         53.8
                                             -----         -----        -----
Operating income (loss)                      (12.9)          3.4         11.1
Other income:
   Interest and other income, net              3.3           2.7          3.6
                                             -----         -----        -----
Income (loss) before income taxes             (9.6)          6.1         14.7
Provision for income taxes                    (3.1)          1.9          5.6
                                             -----         -----        -----
Net income (loss)                             (6.5)%         4.2%         9.1%
                                             =====         =====        =====

RESULTS OF OPERATIONS

FISCAL 1998 COMPARED WITH FISCAL 1997

    Net revenues for fiscal 1998 decreased by $2.4 million (5%) to $41.9 million, from $44.3 million in fiscal 1997. Specifically, the decrease resulted from comparatively lower domestic sales, particularly over the first half of the year. Shipments to the Company's Inter-exchange Carrier (IXC) customers continued at minimal levels. Overall revenue, however, increased significantly over the last half of the year in comparison to the first half, buoyed by significant fourth quarter sales of the newly released VCO/4K port switch.

    Cost of revenues consists of production, shipping, service, and warranty costs. Gross profit decreased $3.7 million (14%) to $22.5 million for fiscal 1998, compared to $26.2 million in fiscal 1997. Gross margin decreased to 54% in fiscal 1998 from 59% in fiscal 1997. The decrease in gross margin in fiscal 1998 resulted primarily from the sale of systems with lower margins, an increase in service revenues, which typically generate lower gross margins, expediting and reconfiguration costs related to delivery of production materials, and a one-time write off of obsolete inventories at the end of the second quarter. The Company does not believe the current gross margins are necessarily indicative of future gross margins, which may be affected by the level of net revenues, customer mix, cost of components, competitive pricing pressure, introduction of new products, and discounts granted to high volume purchasers. Although the Company's newly released VCO/4K switch may generate higher margins than traditional products, the Company's gross margin(s) may experience some downward pressure as a result of competitive pricing and increased use of indirect channels of distribution.

    Selling, general and administrative expenses increased by $2.5 million (17%) to $16.7 million in fiscal 1998 compared with $14.2 million in fiscal 1997. This increase resulted primarily from special charges for Claircom legal expenses, other costs related to personnel and severance activities, and the reorganization and expansion of the Company's sales and support functions.

    Research and development expenses in fiscal 1998 increased by $0.7 million (7%) to $11.2 million compared with $10.5 million in fiscal 1997. As a percentage of net revenues, research and development expenses increased to 27% in fiscal 1998 as compared with 24% in fiscal 1997. The increase in fiscal 1998 was primarily the result of the expansion of the Company's software engineering staff, expanded development efforts for international markets, spending for research and development directed towards the enhanced VCO/4K switch and, through Summation, LLC, the development of a new line of standards-based programmable switches. The Company believes that an increased level of expenditures for research and development will continue through at least its next fiscal year.

    Operating income decreased by $6.9 million to a loss of $5.4 million, or
(13)% of net revenues, in fiscal 1998, compared to $1.5 million, or 3% of net revenues, in fiscal 1997. The decrease in operating income as a percentage of net revenues was primarily the result of lower overall gross margins, a series of one-time special charges incurred in the second quarter and increased spending for research and development and other operational purposes.

    Net interest income of $1.4 million in fiscal 1998, which includes the effect of foreign exchange gains and losses, increased by $0.2 million as compared to fiscal 1997. The increase resulted principally from greater interest earnings in combination with foreign exchange transactional gains.

    The Company's effective tax rate in fiscal 1998 and 1997 was 32%.

FISCAL 1997 COMPARED WITH FISCAL 1996

    Net revenues for fiscal 1997 increased by $3.1 million (8%) to $44.3 million, from $41.2 million in fiscal 1996. This increase resulted primarily from increased shipments of VCO 80 systems resulting in part from the broadening of the Company's indirect sales channels, the introduction of the VCO 20 systems beginning in the second quarter of fiscal 1997, increased revenues from customer support and training and growth in international shipments. These revenue increases were partially offset by a decline in the sale of sub-assemblies for existing system expansion, lower average selling prices realized as the result of a price reduction initiated during the year and fewer shipments to the Company's Inter-exchange Carrier (IXC) customers, which represented 25% of net revenues in fiscal 1996 and 12% of net revenues in fiscal 1997. International revenues in fiscal 1997 were $19.3 million, or 44% of net revenues, compared to $13.2 million, or 32% of net revenues in fiscal 1996. During the fiscal year, twenty-eight new customers were added.

    Cost of revenues consists of production, shipping, service and warranty costs. Gross profit decreased $0.5 million (2%) to $26.2 million for fiscal 1997, compared to $26.7 million in fiscal 1996. Gross margin decreased to 59% in fiscal 1997 from 65% in fiscal 1996. The decrease in gross margin in fiscal 1997 resulted primarily from increased discounts associated with growing indirect distribution channels, a change in the product mix whereby more thinly configured systems were shipped to customers, a price reduction implemented in the second quarter of fiscal 1997 to stimulate sales to resellers and the increase of service revenue as a percent of total revenues at lower gross margins. A reclassification of a portion of customer service and research and development operating expenses to cost of revenues are reflected in these results for the fiscal year ended March 31, 1996. (See note 1 of the Notes to Consolidated Financial Statements.)

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

    Net interest and other income of $1.2 million in fiscal 1997 decreased by $0.3 million as compared to fiscal 1996. The reduction primarily resulted from lower interest earned on a smaller investment base and foreign exchange transaction losses.

    The Company's effective tax rate in fiscal 1997 was 32% compared with 38% in fiscal 1996. This reduction was primarily due to credits attributable to tax-exempt interest and increases in international sales made through its foreign sales corporation.

LIQUIDITY AND CAPITAL RESOURCES

    At March 31, 1998, the Company had $27.2 million in cash and cash equivalents and current and non-current investments as compared to $32.3 million at March 31, 1997. The decrease of $5.1 million (16%) was consistent with increased spending levels related to the enhancement of the Company's world-wide sales force and the continuing development of new products. The ratio of current assets to current liabilities was 3.3:1 at March 31, 1998 and 1997.

    Accounts receivable were $11.4 million and $10.3 million at March 31, 1998 and 1997, respectively. The increase of $1.1 million (11%) was primarily due to increasing sales levels throughout Asia, Europe and Latin America which typically require and/or result in longer payment cycles compared to domestic sales.

    Inventory decreased by $1.1 million (20%) to $4.0 million at March 31, 1998 from $5.1 million at March 31, 1997. The reduction primarily the result of reclassification to depreciable fixed assets, of field technical support and consignment equipment formerly reported as inventories.

    Other current assets increased to $3.9 million at March 31, 1998 from $1.8 million at March 31, 1997. The increase of $2.1 million was primarily the result of a reclassification of accrued income taxes totaling $1.3 million related to the year's net operating loss, previously reported as a current liability, and an increase in prepaid insurance costs of $0.3 million related to the purchase of a multi-year policy.

    Gross fixed assets increased by $5.3 million (45%) to $17.1 million at March 31, 1998 from $11.8 million at March 31, 1997. The increase is primarily due to the purchase of various engineering design and test equipment totaling $1.9 million, computer equipment totaling $1.9 million, and capitalization of spares totaling $0.5 million. The Company expects that its capital expenditures, including leasehold improvements, will continue to increase. At March 31, 1998, there were no material commitments for future capital expenditures.

    Accounts payable increased by $1.8 million (76%) to $4.1 million at March 31, 1998 from $2.3 million at March 31, 1997. The increase was primarily due to accelerated inventory purchases related to the release and production of new product(s) and enhanced spending levels related to the continuing development of new products.

    The Company maintains an unsecured line of credit in the amount of $6.0 million with a bank. At March 31, 1998, no borrowings were outstanding under this line. Unless renewed, the line will expire in September 1998. This line bears interest at the bank's prime interest rate per annum (8.50% at March 31, 1998). The Company anticipates that the line of credit will be renewed.

    The Company does not consider the impact of inflation on its business activities to have been significant to date.

    Purchase commitments to suppliers of the Company were approximately $8.2 million and $9.7 million at March 31, 1998 and 1997, respectively. The Company anticipates funding purchase commitments from operations.

    Since 1994, the Board of Directors has authorized the Company to make open market purchases of up to 1,000,000 shares of the Company's common stock. During the twelve month periods ended March 31, 1998 and 1997, the Company repurchased 11,565 shares at an average cost of $7.00 and 572,500 shares at an average cost of $11.10, respectively. Since the original repurchase authorization in July 1994, a total of 905,065 shares have been purchased by the Company at an average cost of $13.14 per share. During fiscal 1998 and 1997, the Company reissued 28,706 and 20,575 shares, respectively, at an average price of $6.42 and $10.71, respectively, related to purchases under the Company's Employee Stock Purchase Plan. The Company may repurchase additional shares of its stock depending on market conditions, price per share and other factors.

    The Company believes that its cash equivalents, together with funds expected to be generated from operations, will be sufficient to finance the Company's operations through at least the fiscal year ending March 31, 1999.

YEAR 2000 COMPLIANCE

    The Company has initiated a program to assess the impact of the year 2000 issue on the Company's computer systems and applications as well as the Company's product offerings. The Company believes that all of its product offerings are currently Year 2000 compliant and that its primary internal information systems used to support its operations are also year 2000 compliant. However, the Company utilizes third party equipment, telecommunication products, and other third party software applications which may or may not be year 2000 compliant. Although the Company is currently taking steps to address the impact, if any, of the year 2000 issue surrounding such third party products, failure of any critical third party products to operate properly in the year 2000 may have a material adverse effect on the Company's results of operations or require the Company to incur unanticipated expenses to remedy any such problem. In addition, as the Company purchases many critical components from single or sole source suppliers, failure of any such vendor to adequately address the consequences relating to the year 2000 issue may have a material adverse effect on the Company's business, financial condition, and results of operations.

CERTAIN FACTORS THAT MAY AFFECT RESULTS

The statements contained in this Report which are not purely historical and are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. Forward-looking statements include, but are not limited to: statements regarding future product revenue levels; statements regarding future international sales; statements regarding future gross profit levels; statements regarding the level of future selling, general and administrative, research and development expenses; statements regarding product development, introduction and marketing; and statements regarding the sufficiency of the Company's existing cash and available-for-sale securities to meet future operating cash requirements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements.

The market for telecommunication switches is based upon sophisticated technologies and is subject to rapid technological change, new product introductions and a number of current and evolving standards. Products marketed by certain competitors of the Company may have design and functionality capabilities similar to and/or in certain respects, more advanced than the Company's products. There can be no assurance that the Company will be able to compete successfully in the future against existing or new competitors or that the Company's operating results will not be adversely affected by increased price competition and technological factors. The Company believes that remaining competitive depends on a variety of factors, including product selection, successful and timely completion of product development, and its ability to offer products at competitive prices.

    Some additional factors that could cause actual results to differ materially from expectations are set forth below.

    - The Company has recently entered into a strategic license agreement with Dialogic, Inc. The Company has also recently formed Summation, LLC, a jointly owned entity whose principles are the Company which holds a majority interest, and Junction, Inc., a California based development company. The Company anticipates that these relationships will result in the development of a new line of standards based programmable switches targeted for fiscal 1999. The Company further anticipates that the expenses associated with these developmental activities will be funded from operations. There can be no assurance that these or other similar relationships will result in the development of salable product(s) which will be beneficial to the future of the Company or that products produced by these or other similar relationships will be developed in a cost-effective manner and be available for sale within the time frame required.

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

    - The Company's gross margin has declined in recent periods and may continue to decline as a result of potential sales price reductions, product mix, changing market conditions and increasing use of indirect distribution channels. Gross margins are also affected by other factors such as changes in the cost of materials, production and quality considerations, and the timing of new product introductions. The Company from time-to-time adds functionality and features that add cost to its products, and the Company's gross margins will be adversely affected to the extent the Company is not able to increase the price of such systems to offset such increased costs.

    - The Company's future results of operation and financial condition will depend, in part, on its ability to obtain and maintain patent protection for its products, to preserve its trade secrets and to operate without infringing on proprietary rights of third parties, including the cost of defending against such claims (see Item 3 - Legal Proceedings). There can be no assurance that the Company will be able to obtain and/or adequately protect the intellectual property required for it to compete effectively.

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

Item 8 - Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                    PAGE(S)

Report of Independent Accountants                                       17

Consolidated Balance Sheets as of March 31, 1998 and 1997               18

Consolidated Statements of Income for the Years Ended March 31,
  1998, 1997 and 1996                                                   19

Consolidated Statements of Changes in Stockholders' Equity for
  the Years Ended March 31, 1998, 1997 and 1996                         20

Consolidated Statements of Cash Flows for the Years Ended
  March 31, 1998, 1997 and 1996                                         21

Notes to Consolidated Financial Statements                         22 - 35

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Board of Directors of Summa Four, Inc.:

    We have audited the accompanying consolidated balance sheets of Summa Four, Inc., as of March 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 1998. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Summa Four, Inc. as of March 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                                                      COOPERS & LYBRAND L.L.P.

Boston, Massachusetts
May 1, 1998

                                SUMMA FOUR, INC.
                           CONSOLIDATED BALANCE SHEETS
                             MARCH 31, 1998 AND 1997
                      (In thousands, except per share data)

                                                                              1998             1997
                                                                          --------         --------
ASSETS

Current assets:
   Cash and cash equivalents                                              $  2,083         $  6,169
   Investments - short-term                                                 16,148            7,472
   Accounts receivable, net of allowance
       for doubtful accounts of  $452 at March 31, 1998 and
       $237 at March 31, 1997                                               11,398           10,278
   Inventories, net                                                          4,036            5,069
   Deferred income taxes - current                                           2,208            2,288
   Prepaid and other current assets                                          3,933            1,812
                                                                          --------         --------
       Total current assets                                                 39,806           33,088
Investments  - long-term                                                     8,987           18,686
Property and equipment, net                                                  6,842            4,265
Deferred income taxes - non-current                                            306              226
Other assets                                                                   655              188
                                                                          --------         --------
       Total assets                                                       $ 56,596         $ 56,453
                                                                          ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                       $  4,103         $  2,333
   Accrued payroll and related expenses                                      1,217            1,016
   Other accrued expenses                                                    3,393            3,704
   Deferred revenues                                                         3,378            3,075
                                                                          --------         --------
       Total current liabilities                                            12,091           10,128
Other long-term liabilities                                                    938              676

Commitments and contingencies (Note 8)

Stockholders' equity:
   Preferred stock, $.01 par value;  authorized 1,000,000 shares
       - no shares issued
   Common stock, $.01 par value; authorized 20,000,000 shares;
   issued 6,601,697 shares at March 31, 1998 and
       6,411,762 at March 31, 1997                                              66               64
   Additional paid-in capital                                               44,285           43,657
   Retained earnings                                                        10,423           13,154
   Cumulative translation adjustment                                           (28)
   Unrealized gains (losses) on investments                                    (15)              43
   Common stock in treasury, 835,290 shares at March 31, 1998
       and 852,431 shares at March 31, 1997, at cost                       (11,164)         (11,269)
                                                                          --------         --------

       Total stockholders' equity                                           43,567           45,649
                                                                          --------         --------
       Total liabilities and stockholders' equity                         $ 56,596         $ 56,453
                                                                          ========         ========



   The accompanying notes are an integral part of these consolidated financial statements.

                                SUMMA FOUR, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    YEARS ENDED MARCH 31, 1998, 1997 AND 1996
                      (In thousands, except per share data)

                                                     1998            1997            1996
                                                   -------         -------         -------

Net revenues                                       $41,942         $44,316         $41,193
Cost of revenues(*)                                 19,491          18,144          14,467
                                                   -------         -------         -------
   Gross profit                                     22,451          26,172          26,726
Operating expenses(*):
   Selling, general and administrative              16,667          14,196          13,023
   Research and development                         11,171          10,478           9,131
                                                   -------         -------         -------
   Total operating expenses                         27,838          24,674          22,154
                                                   -------         -------         -------
Operating income (loss)                             (5,387)          1,498           4,572
Other income:
   Interest and other income, net                    1,371           1,219           1,502
                                                   -------         -------         -------
Income (loss) before income taxes                   (4,016)          2,717           6,074
Provision for (benefit from) income taxes           (1,285)            869           2,309
                                                   -------         -------         -------

Net income (loss)                                  $(2,731)        $ 1,848         $ 3,765
                                                   =======         =======         =======

Net income (loss) per share - basic                $ (0.48)        $  0.31         $  0.61

Weighted average common
   shares outstanding - basic                        5,704           5,951           6,175


Net income (loss) per share - diluted              $ (0.48)        $  0.30         $  0.59

Adjusted weighted average common
   shares outstanding - diluted                      5,704           6,095           6,417

(*) Reflects the reclassification of certain expenses. See note 1
    (Reclassification).

   The accompanying notes are an integral part of these consolidated financial statements.

                                                                    SUMMA FOUR, INC.
                                               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                        YEARS ENDED MARCH 31, 1998, 1997 AND 1996
                                                            (In thousands, except share data)

                                   Common Stock       Additional               Cumulative     Unrealized
                               -------------------      Paid-In    Retained   Translation   Gains (Losses)   Treasury  Stockholders'
                                 Shares     Amount      Capital    Earnings    Adjustment   on Investments    Stock       Equity
                               ---------   -------    ----------   --------   -----------   --------------   --------  -------------

Balance, March 31, 1995        6,334,437   $    63      $42,718     $ 7,541       $(140)        $(966)       $ (1,183)     $48,033

Issuance of common stock
   under stock option and
   purchase plans                 47,000         1          410                                                   176          587
Income tax benefit from
   stock option plans                                       459                                                                459
Foreign currency translation                                                         15                                         15
Purchase of treasury stock                                                                                     (4,149)      (4,149)
Net income                                                            3,765                                                  3,765
Unrealized gains on
   investments                                                                                    427                          427
                               ---------   -------      -------     -------       -----         -----        --------      -------
Balance, March 31, 1996        6,381,437   $    64      $43,587     $11,306       $(125)        $(539)       $ (5,156)     $49,137
                               =========   =======      =======     =======       =====         =====        ========      =======

Issuance of common stock
   under stock option and
   purchase plans                 30,325                     88                                                   246          334
Income tax benefit from
   stock option plans                                       (18)                                                               (18)
Foreign currency translation                                                        125                                        125
Purchase of treasury stock                                                                                     (6,359)      (6,359)
Net income                                                            1,848                                                  1,848
Unrealized gains on
   investments                                                                                    582                          582
                               ---------   -------      -------     -------       -----         -----        --------      -------
Balance, March 31, 1997        6,411,762   $    64      $43,657     $13,154       $   -         $  43        $(11,269)     $45,649
                               =========   =======      =======     =======       =====         =====        ========      =======

Issuance of common stock
   under stock option and
   purchase plans                189,935         2          628                                                   105          735
Foreign currency translation                                                        (28)                                       (28)
Net (loss)                                                           (2,731)                                                (2,731)
Unrealized (losses) on
   investments                                                                                    (58)                         (58)
                               ---------   -------      -------     -------       -----         -----        --------      -------
Balance, March 31, 1998        6,601,697   $    66      $44,285     $10,423       $ (28)        $ (15)        (11,164)     $43,567
                               =========   =======      =======     =======       =====         =====        ========      =======

   The accompanying notes are an integral part of these consolidated financial statements.

                                SUMMA FOUR, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED MARCH 31, 1998, 1997 AND 1996
                                 (In thousands)

                                                                    1998             1997             1996
                                                                  -------          -------          -------
Cash flows from operating activities:
   Net income (loss)                                              $(2,731)         $ 1,848          $ 3,765
                                                                  -------          -------          -------
Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortization                                    2,751            2,429            1,951
   Deferred income taxes                                               --             (526)            (223)
   Tax benefit from stock option plans                                 --              (18)             459
   Provision for doubtful accounts                                    215              150              274
   Provision for excess and obsolete inventory                       (161)             112              257
Changes in operating assets and liabilities:
   Accounts receivable                                             (1,335)            (837)          (1,174)
   Inventory                                                        1,194           (1,829)          (1,243)
   Prepaid and other current assets                                (2,121)            (737)            (293)
   Other assets                                                      (468)             152             (269)
   Accounts payable                                                 1,770              558             (432)
   Accrued payroll and related expenses                               201               59                9
   Deferred revenues                                                  602            1,202              613
   Other accrued expenses and other liabilities                      (311)             454            1,075
                                                                  -------          -------          -------
   Total adjustments                                                2,337            1,169            1,004
                                                                  -------          -------          -------
       Net cash provided by (used in) operating activities           (394)           3,017            4,769
                                                                  -------          -------          -------
Cash flows from investing activities:
   Purchases of property and equipment                             (5,327)          (2,939)          (2,469)
   Sales (purchases) of investments, net                              965            7,466           (1,108)
                                                                  -------          -------          -------
       Net cash provided by (used in)
           investing activities                                    (4,362)           4,527           (3,577)
                                                                  -------          -------          -------

Cash flows from financing activities:
   Proceeds from the sale of stock under stock
       option plans                                                   735              334              587
   Purchase of treasury stock                                          --           (6,359)          (4,149)
   Principal payments under capital lease obligations                 (37)             (31)             (19)
                                                                  -------          -------          -------
       Net cash provided by (used in) financing activities            698           (6,056)          (3,581)
Effect of exchange rate on cash                                       (28)              --               --
Net increase (decrease) in cash and cash equivalents               (4,086)           1,488           (2,389)
Cash and cash equivalents, beginning of period                      6,169            4,681            7,070
                                                                  -------          -------          -------
Cash and cash equivalents, end of period                          $ 2,083          $ 6,169          $ 4,681
                                                                  =======          =======          =======
Supplemental disclosure of cash flow information
   Cash paid for interest                                         $    10          $    19          $     7
   Cash paid for income taxes                                     $   752          $   791          $   984
Supplemental disclosure of non-cash investing
   and financing activities:
   Equipment acquired under capital lease obligations             $    --          $    --          $   174


  The accompanying notes are an integral part of these consolidated financial statements.

                                SUMMA FOUR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies:

    Basis of Presentation

    The Company is active in only one business segment: developing, marketing, manufacturing and supporting its open, programmable switches that enable telecommunications service providers to build and deploy advanced wireline and wireless services. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions have been eliminated.

    Cash Equivalents

    Cash equivalents consist of certificates of deposit and money market funds which have maturities of 90 days or less when acquired, and are carried at cost which approximates fair value. At March 31, 1998 and 1997, the Company had approximately $1,296,000 and $5,487,000, respectively, maintained at three institutions.

    Inventory

    Inventory is stated at the lower of cost (first-in, first-out) or market using a standard costing system, which approximates cost. Provision is made for excess or potentially obsolete inventory and other inventory valuation concerns in the period such matters are identified.

    Property and Equipment

    Property and equipment are stated at cost. Depreciation is provided for on the straight-line method for financial reporting purposes and on accelerated methods for income tax purposes over the estimated useful lives of the assets. The estimated useful lives of property and equipment for financial reporting purposes are as follows: office furniture and equipment, 3-5 years; computers, 3 years; and machinery and equipment, 2-10 years. Leasehold improvements are amortized over the shorter of their estimated useful life or the lease term.

    Expenditures for additions, renewals and betterments of property and equipment are capitalized. Expenditures for maintenance and repairs are expensed as incurred. Upon retirement or sale, the cost of the disposed asset and the related accumulated depreciation are removed from the account and any resulting gain or loss is credited or charged to operations.

    Research and Development

    Research and development costs are expensed as incurred. The Company follows Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed", in accounting for product development expenditures. To date, costs eligible for capitalization have been immaterial and have not been capitalized.

    Revenue Recognition

    Revenue from product sales is recognized upon shipment. Revenue under maintenance agreements is recognized ratably over the life of the related agreements. Deferred revenue consists of customer deposits and amounts received for extended maintenance agreements. For the year ended March 31, 1996, payment of $188,000 was received for customer sponsored development projects and recorded as a reduction to related research and development expenses. There were no such receipts for the years ended March 31, 1998 and 1997.

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

    Net (Loss) Income per Share

    The Company has adopted Statement of Financial Accounting Standards No. 128 (SFAS No, 128), "Earnings per Share," which requires the presentation of basic and diluted earnings per share. Basic earnings per share excludes the dilutive effect of common equivalent securities and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if stock options were exercised that resulted in the issuance of common stock that then shared in the earnings of the entity. In accordance with SFAS 128, as of March 31, 1998, the Company has restated all prior period earnings per share data presented.

    Translation of Foreign Currencies

    Assets and liabilities of foreign subsidiaries, which are denominated in currencies other than the U.S. dollar, are remeasured into U.S. dollars at rates of exchange in effect at the end of the fiscal year except non-monetary assets and liabilities which are remeasured using historical exchange rates. Revenue and expense amounts are remeasured using an average of exchange rates in effect during the year, except those amounts related to non-monetary assets and liabilities, which are remeasured at historical exchange rates. Net realized and unrealized gains and losses resulting from currency remeasurement are included in operations.

    Reclassification

    A portion of customer service ($650,000) and research and development ($230,000) expenses were reclassified to cost of revenues for the fiscal year ended March 31, 1996. In addition, in 1996, corporate quality expenses of $214,000 were reclassified from cost of revenues to selling, general and administrative expenses. These reclassifications had no effect on operating income or net income.

    Certain items in the consolidated financial statements for the years ended March 31, 1997 and 1996 have been reclassified to conform with the March 31, 1998 presentation.

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

    Risks and Uncertainties

    Certain components used in the Company's products are purchased from a single or limited source, and certain technology used in the Company's products is licensed from third parties. In addition, in certain instances, components required for certain sub-assemblies used in the Company's products are no longer being manufactured. The Company has historically been able to secure such components by utilizing its network of suppliers; however, the Company is redesigning such sub-assemblies in order to eliminate production interruption that could occur if such components cannot be procured. The Company often obtains parts from only one or limited sources, even where multiple sources are available, to maintain quality control and strengthen the working relationship with these parties. These purchases and licensing agreements are made under existing contracts or purchase orders. However, the inability to develop alternative sources, if required, due to the vendor's inability to deliver on schedule, or the licenser's termination of certain licenses, could have a material adverse effect on the Company's financial condition, results of operations, and/or cash flows.

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

    Recent Pronouncements

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income." SFAS No. 130 requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 will be effective for annual periods beginning after December 15, 1997 and the Company will adopt its provisions in fiscal 1999. Reclassification for earlier periods is required for comparative purposes. The Company is currently evaluating the impact SFAS No. 130 will have on its financial statements; however, because SFAS No. 130 requires only additional disclosure, the Company does not expect a material impact on its financial position or results of operations.

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (SFAS No. 131"), "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 includes requirements to report selected segment information quarterly and entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. SFAS No. 131 will be effective for annual periods beginning after December 15, 1997 and the Company will adopt its provisions in fiscal 1999. Reclassification for earlier periods is required, unless impracticable, for comparative purposes. The Company is currently evaluating the impact SFAS No. 131 will have on its financial statements; however, because SFAS No. 131 requires only additional disclosure, the Company does not expect a material impact on its financial position or results of operations.

    In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued the Statement of Position ("SOP") 97-2, "Software Revenue Recognition," which superseded SOP 91-1. SOP 97-2 has not changed the basic rules of revenue recognition but does provide more guidance, particularly with respect to multiple deliverables and "when and if available" products. SOP 97-2 is effective for transactions entered into for annual periods beginning after December 15, 1997. The Company will adopt SOP 97-2 in fiscal 1999 and has not yet determined its impact.

    In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 (SFAS No. 132"), "Employers' Disclosures about Pensions and Other Post-retirement Benefits." SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. The Company has not assessed the impact of SFAS 132 on its financial statement disclosures.

    In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued the Statement of Position ("SOP") 98-1, "Internal Use Software," which provides guidance on the accounting for the costs of software developed or obtained for internal use. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. Management does not expect the statement to have a material impact on its financial position or results of operations.

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

       A summary of available-for-sale securities at March 31, 1998 is as follows (in thousands):

                                             Unrealized  Unrealized   Estimated
                                    Cost        Gains      Losses     Fair Value
                                   -------   ----------  ----------   ----------
Obligations of U.S. Government
   and Agencies                    $ 1,956                  $(21)       $ 1,935
Obligations of States and
   political sub-divisions          23,194       $14          (8)        23,200
                                   -------       ---        ----        -------

         Total                     $25,150       $14        $(29)       $25,135
                                   =======       ===        ====        =======

       A summary of available-for-sale securities at March 31, 1997 is as follows (in thousands):

                                             Unrealized  Unrealized   Estimated
                                    Cost        Gains      Losses     Fair Value
                                   -------   ----------  ----------   ----------
Obligations of U.S. Government
   and Agencies                    $ 4,130                 $ (90)       $ 4,040
Obligations of States and
   political sub-divisions          21,776      $ 17         (34)        21,759
Other                                  209       150          --            359
                                   -------      ----       -----        -------
         Total                     $26,115      $167       $(124)       $26,158
                                   =======      ====       =====        =======

    The realized gains and losses on sales of securities calculated on the specific identification method were $238,137 and ($235) and $20,251 and ($252,228) for the years ended March 31, 1998 and 1997, respectively. The net adjustment to unrealized gains (losses) on available-for-sale securities included as a separate component of stockholders' equity totaled $(14,823) and $43,356 at March 31, 1998 and 1997, respectively.

    The amortized cost and estimated fair value of debt securities at March 31, 1998, by contractual maturity, are shown below (in thousands). Actual maturities may differ from contractual maturities because the issuers of these securities may have the right to prepay obligations without penalty.

                                                                    Estimated
         Maturity                                      Cost         Fair Value
         --------                                     -------       ----------

Due within one year                                   $16,163        $16,148
Due between one through five years                      8,987          8,987
                                                      -------        -------
                                                      $25,150        $25,135
                                                      =======        =======

3.  Inventories:

    Inventories at March 31, 1998 and 1997 consisted of the following (in thousands):

                                                         1998           1997
                                                         ----           ----
    Raw materials                                      $1,898         $1,652
    Work-in-process                                     1,309          1,795
    Finished goods                                        829          1,622
                                                       ------         ------
                                                       $4,036         $5,069
                                                       ======         ======

4.  Property and Equipment:

    Property and equipment at March 31, 1998 and 1997 consisted of the following (in thousands):

                                                       1998           1997
                                                     --------        -------
    Machinery and equipment                          $ 10,237        $ 7,573
    Office furniture and equipment                      6,421          4,531
    Leasehold improvements                                471            427
                                                     --------        -------
       Total                                           17,129         12,531
    Less: accumulated depreciation and amortization   (10,287)        (8,266)
                                                     --------        -------
                                                     $  6,842        $ 4,265
                                                     ========        =======

    Property and equipment includes $174,000 of office equipment acquired under capital leases in fiscal 1996 on which accumulated depreciation totaled $90,000 and $52,000 at March 31, 1998 and 1997 respectively. Depreciation and amortization expense associated with property and equipment totaled approximately $2,751,000, $2,429,000 and $1,951,000 for the years ended March 31, 1998, 1997 and 1996, respectively.

5.  Income Taxes:

    The provision for income taxes includes federal, state and foreign income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities. The provision for the years ended March 31, 1998, 1997 and 1996 was as follows (in thousands):

                                       1998            1997            1996
                                     -------          ------          ------
    Current
       U.S. Federal                  $(1,697)         $  825          $1,972
       Non-U.S                           444             369             147
       State                             (32)            200             413
                                     -------          ------          ------
                                     $(1,285)         $1,394          $2,532
    Deferred
       U.S. Federal                       --          $ (458)         $ (194)
       Non-U.S                            --              --              --
       State                              --             (67)            (29)
                                     -------          ------          ------
                                          --            (525)           (223)
                                     -------          ------          ------
                                     $(1,285)         $  869          $2,309
                                     =======          ======          ======

    The following is a reconciliation between the federal statutory rate and the effective tax rate:

                                                 1998        1997        1996
                                                -----        ----        ----
Statutory income tax rate                       (34.0)%      34.0%       34.0%
State income taxes, net of federal benefit       (0.3)        7.4         7.4
Tax effect of foreign activities                  1.0         2.1        (0.7)
Disallowed meals and entertainment deductions     1.6         0.7         0.4
Tax-exempt interest income                       (5.2)       (9.7)       (3.6)
Change in valuation allowance                      --        (6.7)       (2.4)

Other                                             4.9         4.2         2.9
                                                -----        ----        ----
     Effective tax rate                         (32.0)%      32.0%       38.0%
                                                =====        ====        ====

    The Company's deferred tax assets and liabilities and related valuation allowance were as follows at March 31, 1998 and 1997, respectively (in thousands):

                                                  1998           1997
                                                 ------         ------
Current deferred tax assets (liabilities)
    Deferred revenues                            $1,019         $  978
    Other allowances and reserves                   531            780
    Allowance for doubtful accounts                 187             93
    Warranty reserve                                362            334
    Depreciation                                    175            125
    Unrealized gains (losses) on securities         (66)           (22)
                                                 ------         ------
       Total current deferred tax assets          2,208          2,288
    Valuation allowance                              --             --
                                                 ------         ------
       Net current deferred tax assets           $2,208         $2,288
                                                 ======         ======

Non-current deferred tax assets
    Deferred revenues                            $  306         $  226
                                                 ------         ------
    Non-current deferred tax assets              $  306         $  226
                                                 ======         ======


    The Company had unrealized losses resulting from SFAS No. 115 of approximately $539,000 at March 31, 1996. The valuation allowance at March 31, 1996 related to the unrealized capital losses for that year. No such allowance was recorded at March 31, 1997 and 1998.

6.  Line of Credit

    As of March 31, 1998, the Company had a $6,000,000 unsecured line of credit with a bank. Unless renewed, the line expires in September 1998. This line bears interest at the bank's prime interest rate per annum (8.50% at March 31, 1998) and the bank charges a 1/8% per annum commitment fee. There were no borrowings under this line at March 31, 1998 and 1997. The bank agreement contains covenants, including requirements as to the maintenance of certain levels of working capital and net worth, and prohibitions on the payment of cash dividends.

7.  Stockholders' Equity

    Incentive Stock Option Plans

    The Company has incentive stock option plans (1995 Employee Stock Incentive Plan, 1993 Employee Stock Incentive Plan, and the 1992 Employee Stock Incentive
Plan) which provide for the granting of options to purchase an aggregate of 1,200,000 shares of the Company's common stock. While the majority of the options granted are incentive stock options, the plans allow for the granting of non-qualified stock options. Under these plans, shares of the Company's Common Stock have been reserved for the issuance of a variety of awards, including stock options, appreciation rights, and restricted and unrestricted stock grants to employees, officers, directors, consultants, and advisors. Under each of the Company's stock option plans, options expire ten years from date of grant.

    Under these plans, options are granted at the fair market value of the stock on the date of grant (110% of fair market value in certain cases) and are conditional upon continued employment with the Company. The options generally become exercisable in increments of 33.3% per year over three years.

    As of March 31, 1998, incentive and non-qualified stock options to purchase 725,112 shares and 100,293 shares, respectively, were outstanding under these plans. Of these outstanding options, incentive stock options to purchase 120,759 shares and non-qualified stock options to purchase 35,948 shares were exercisable.

    In addition to these incentive stock option plans, previous plans provide for the granting of options to purchase an aggregate of 508,375 shares of the Company's Common Stock. As of March 31, 1998, options to purchase 3,500 shares were outstanding, of which 3,500 were exercisable.

    Non-Qualified Stock Option Plans

    The Company has a non-qualified stock option plan which provides for the granting of options to purchase 31,500 shares of the Company's common stock. As of March 31, 1998, no options to purchase shares were outstanding.

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

   In addition, on the date of each Annual Meeting, each director receives an option, which vests immediately, to purchase 2,500 shares of the Company's stock at an exercise price equal to the fair market value at the date of the Annual Meeting. As of March 31, 1998, options to purchase 48,650 shares were outstanding, of which 44,450 were exercisable.

   Stock Purchase Plan

   Under the Employee Stock Purchase Plan, employees of the Company are eligible to participate in semi-annual plan offerings for which payroll deductions may be used to purchase shares of Common Stock. The purchase price of the shares is the lower of 85% of the fair market value of the stock on the day the offering commences or 85% of the fair market value of the stock on the day the offering terminates. The Company has reserved 175,000 shares of stock under this Plan. For the years ended March 31, 1998, 1997, and 1996 employees purchased 28,706, 20,575, and 15,339 shares at an average price of $7.69, $10.71 and $12.61, respectively.

   Stock-Based Compensation

   In October 1995, Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation", was issued. SFAS No. 123 is effective for periods beginning after December 15, 1995. The Company has adopted the disclosure only alternative available under the provisions of SFAS No. 123 in fiscal 1997. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates as calculated in accordance with SFAS No. 123, the Company's net income and diluted earnings per share for the years ended March 31, 1998, 1997 and 1996 would have been reduced to the pro forma amounts indicated below:

                                 1998                                1997
                    -------------------------------     -------------------------------
                    Net Income   Earnings Per Share     Net Income   Earnings Per Share
                    ----------   ------------------     ----------   ------------------
                  (In thousands)                      (In thousands)

    As reported      $(2,731)         $(0.48)              $1,848          $0.30
    Pro forma        $(3,481)         $(0.61)              $1,108          $0.18


                                 1996
                    -------------------------------
                    Net Income   Earnings Per Share
                    ----------   ------------------
                  (In thousands)

    As reported        $3,765          $0.59
    Pro forma          $3,005          $0.47

   The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: an expected option life of six years, expected volatility of 65% and a weighted-average risk-free interest rate of 6.10%, 6.26%, and 6.26% in the years ended March 31, 1998, 1997, and 1996. The Company has not paid dividends nor does it expect to pay dividends in the near future. The weighted average fair value of stock options granted for the years ended March 31, 1998, 1997, and 1996 was $5.66, $6.93, and $12.22 respectively.

   A summary of the Company's stock option plan activity since April 1, 1995 is presented below:

                                                 Number        Weighted Average
                                               of Shares        Exercise Price
                                               ---------       ----------------

Options outstanding at March 31, 1995           493,100              $11.27
                                               --------

Granted                                         313,585              $19.47
Canceled                                        (55,605)             $21.72
Exercised                                       (47,000)             $ 7.04
                                               --------

Options outstanding at March 31, 1996           704,080              $14.38
                                               --------

Granted                                         344,400              $10.73
Canceled                                       (178,012)             $21.59
Exercised                                       (30,325)             $ 3.76
                                               --------

Options outstanding March 31, 1997              840,143              $11.74
                                               ========

Granted                                         524,905              $ 8.75
Canceled                                       (297,558)             $15.27
Exercised                                      (189,935)             $ 3.32
                                               --------

Options outstanding March 31, 1998              877,555              $10.57
                                               ========


    The following table summarizes information about stock options outstanding at March 31, 1998:

                      Options Outstanding                                Options Exercisable
                 -----------------------------                      ------------------------------
                              Weighted-Average
    Range of        Number       Remaining       Weighted-Average      Number     Weighted-Average
Exercise Prices  Outstanding  Contractual Life    Exercise-price    Exercisable    Exercise Price
---------------  -----------  ----------------   ----------------   -----------   ----------------

 $ 2.00-$ 4.00       3,500       4.06 years           $ 2.57            3,500           $ 2.57
 $ 4.01-$ 8.00     223,231       9.24 years           $ 7.53           12,500           $ 7.88
 $ 8.01-$12.00     514,936       8.93 years           $ 9.66          106,212           $ 9.61
 $12.01-$18.00      81,450       7.48 years           $14.20           44,957           $14.12
 $18.01-$27.00      40,650       6.79 years           $24.29           29,130           $24.32
 $27.01-$41.00      13,788       6.00 years           $34.13            8,358           $34.13
                   -------                                            -------

                   877,555                                            204,657
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

8. Earnings Per Share:

    Basic earnings per share excludes the dilutive effect of common equivalent securities and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if stock options were exercised that resulted in the issuance of common stock that then shared in the earnings of the entity. In accordance with SFAS 128, as of March 31, 1998, the Company has restated all prior period earnings per share data presented. A reconciliation between basic earnings per share and diluted earnings per share is as follows (in thousands except per share amounts):



                                                  1998            1997          1996
                                                 -------        -------       --------

Basic

Weighted average common shares outstanding         5,704          5,951         6,175
                                                 =======        =======       =======

Net income (loss)                                $(2,731)       $ 1,848       $ 3,765

Per share amount                                 $ (0.48)       $  0.31       $  0.61
                                                 =======        =======       =======


Diluted

Weighted average common shares outstanding         5,704          5,951         6,175

 Net effect of dilutive stock options -

based on the treasury stock method                     0            144           242
                                                 -------        -------       -------
      Total                                        5,704          6,095         6,417
                                                 =======        =======       =======

Net income (loss)                                $(2,731)       $ 1,848       $ 3,765

Per share amount                                 $ (0.48)       $  0.30       $  0.59
                                                 =======        =======       =======


At March 31, 1998 approximately 95,000 options were not included in the diluted earnings per share calculation as a result of their antidilutive effect.

9. Commitments and Contingencies:

    The Company leases its facilities and certain equipment under operating lease agreements which expire at various dates through fiscal year 2003. The agreement for the New Hampshire headquarters will terminate on August 31, 1998. The Company is negotiating a renewal of the current lease. Rental expense amounted to approximately $912,000, $814,000 and $675,000 in fiscal 1998, 1997 and 1996, respectively.

    Future minimum annual commitments under such leases are as follows (in thousands):



    Years ending March 31,                             Amount
    ----------------------                             ------

         1999                                           $408
         2000                                            121
         2001                                             91
         2002                                             52
         2003                                             52
                                                       -----
                                                        $724
                                                       =====

    Purchase commitments to suppliers of the Company were approximately $8.2 million and $9.7 million at March 31, 1998 and 1997, respectively.

    The previously reported litigation related to suits initiated by Claircom Communications, Inc. ("Claircom") against the Company and by the Company against Claircom and AT&T Wireless Communications Group, Inc. in the States of Washington, New Hampshire, and Delaware was settled in principle on April 20, 1998, and a definitive settlement agreement was entered into by the parties on June 1, 1998. Under the terms of this agreement, Claircom received a fully paid up, unlimited, perpetual, irrevocable, and exclusive world-wide license to use the disputed technology in all avionics applications, and the Company received a fully paid up, unlimited, perpetual, irrevocable, and exclusive world-wide license to use the disputed technology in all non-avionics applications. The Company also received a cash payment of $7 million and incurred related legal fees of approximately $2.4 million, which was paid from the settlement proceeds.

    On May 22, 1998, Excel Switching Corporation ("Excel") filed suit in U.S. District Court for the district of Massachusetts alleging that certain unspecified telecommunications products of the Company have infringed U.S. Patent Nos. 5,546,453, 5,426,694, and 5,349,579 allegedly owned by Excel. The Company has answered Excel's complaint, alleging that the Company has not infringed the Excel patents, and that those patents are invalid. The Company has also asserted appropriate counterclaims and intends to vigorously defend the litigation The litigation is, however, in its early stages, discovery has not begun and its outcome is, therefore, uncertain at this time.

10.401(k) Profit Sharing Plan:

    The Company maintains a qualified 401(k) profit sharing plan. The plan covers substantially all employees who have satisfied a one month service requirement and have attained the age of 21. The Company has a number of fund options, including: fixed income, balanced, equity income, growth and income, growth, and international funds available under the Plan. Vesting in the Company contributions to the Plan is based on a three-year schedule (33.3% per year).

    Employee contributions may range from 1-15% of compensation with a discretionary matching Company contribution not to exceed 6% of compensation. The Company contributed approximately $179,000, $167,000 and $142,000 relating to this plan during fiscal 1998, 1997 and 1996, respectively. The Company, at its discretion, may also make an optional contribution for any plan year, although no such contribution has been made to date.

11.Geographic Data and Major Customers:

    A significant portion of the Company's revenues are derived from a limited number of customers. Approximately 25% of the Company's revenues for the fiscal year ended March 31, 1998, were from three customers accounting for 11%, 7% and 7% of total revenues. Approximately 29% of the Company's revenues for the fiscal year ended March 31, 1997 were from three customers accounting for 12%, 9% and 8% of total revenues. Approximately 32% of the Company's revenues for the fiscal year ended March 31, 1996 were from three customers accounting for 14%, 9% and 9% of total revenues. From time-to-time a significant portion of the Company's accounts receivable balance may be with these or other major customers. At March 31, 1998, approximately $2,932,000 was outstanding from two customers and at March 31, 1997, approximately $2,064,000 was outstanding from two customers. Consideration is given to the financial position of these customers when determining the appropriate allowance for doubtful accounts. The Company's standard payment terms are net 30 days. Generally, all customers are subject to these terms. At the Company's discretion, in order to accommodate a customer's request, the Company has selectively extended payment terms. At March 31, 1998, the Company had approximately $5.6 million of accounts receivable with other than standard payment terms.

    The Company has three foreign subsidiaries which sell the Company's products in their respective geographic areas. Revenues are reflected in the geographic areas from which the sales are made. Financial information, summarized by geographic areas, greater than 10%, is as follows (in thousands):



                                    United
                                    States        Europe         Asia Pacific     Elimination    Consolidated
                                    ------        ------         ------------     -----------    ------------
Year ended March 31, 1998
-------------------------
Total revenues
-   Unaffiliated                   $24,796         $7,435          $9,711                            $41,942
-   Inter-Company transfers          6,267             --              --           $(6,267)              --
                                   -------         ------          ------           -------          -------
       Total                       $31,063         $7,435          $9,711           $(6,267)         $41,942

Income from operations             $(9,965)        $1,412          $3,167           $    (1)         $(5,387)
Identifiable assets                $53,308         $4,299          $  997           $(2,008)         $56,596


                                   United
                                   States          Europe          Asia Pacific   Elimination    Consolidated
                                   ------          ------          ------------   -----------    ------------
Year ended March 31, 1997
-------------------------
Total revenues

-   Unaffiliated                   $29,717         $5,539          $ 9,060                           $44,316
-   Inter-Company transfers          3,040             --          $ 1,677          $(4,717)              --
                                 ---------         ------          -------          -------          -------
       Total                       $32,757         $5,539          $10,737          $(4,717)         $44,316


Income from operations             $ 1,966         $  699          $   121          $   (69)         $ 2,717
Identifiable assets                $54,616         $3,225          $   255          $(1,643)         $56,453



                                    United
                                    States         Europe       Asia Pacific     Elimination     Consolidated
                                    ------         ------       ------------     -----------     ------------
Year ended March 31, 1996
-------------------------
Total revenues

-   Unaffiliated                   $ 33,609        $5,792          $ 1,792                           $41,193
-   Inter-Company transfers           3,667            --          $    --          $(3,667)              --
                                   --------        ------          -------          -------          -------
       Total                       $ 37,276        $5,792          $ 1,792          $(3,667)         $41,193


Income from operations             $  5,669        $  289          $    90               26          $ 6,074
Identifiable assets                $ 56,977        $2,577          $   233          $(2,088)         $57,699


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

    The United States intercompany transfers represent shipments of systems to international subsidiaries. The intercompany transfers are made at prices which approximate cost plus an appropriate markup, and are eliminated from consolidated revenues.

    Corporate assets, consisting of investments, totaled approximately $25.1 million and $26.2 million at March 31, 1998 and 1997 respectively, and are included in the identifiable assets in the United States where the Company's headquarters are located.

    Export sales to unaffiliated customers from the Company's United States operations were as follows (in thousands):




            Years ended March 31,               1998       1997        1996
            ---------------------             ------     ------      ------
                Asia/Pacific                  $7,332    $ 9,060      $3,453
                Canada                           872      2,931       2,082
                Other                          1,356         77         119
                                              ------    -------      ------
                   Total                      $9,560    $12,068      $5,654
                                              ======    =======      ======


12.Other Items

    Other accrued expenses at March 31, 1998 and 1997 included accrued sales taxes of approximately $226,000, and $250,000, respectively. In addition, other accrued expenses at March 31, 1998 and 1997 included a warranty accrual of $928,000 and $856,000, respectively.

    Other assets at March 31, 1998 and 1997 included approximately $566,000 and $120,000, respectively, of employee notes receivable relating to the purchase of the Company's Common Stock.

    During the fourth quarter of fiscal 1997, the Company reduced its effective tax rate for fiscal 1997 to 32%. The 32% effective tax rate remained the same for fiscal 1998.

13.Supplemental Selected Quarterly Financial Data (unaudited)


                                                   (In thousands, except per share data)
                                                            Quarters ended

                                          June 30      Sept. 30       Dec. 31      March 31
                                          -------      ---------      -------      --------
1998:

    Net revenues                         $ 9,276         $10,116      $11,023      $11,527
    Gross profit                           4,942           4,760        6,078        6,671
    Net income (loss)                    $  (566)        $(1,909)     $  (310)     $    54
    Net income (loss)

       per share - basic                 $ (0.10)        $ (0.34)     $ (0.05)     $  0.01

    Weighted average common
       shares outstanding - basic          5,571           5,648        5,683        5,766

    Net income (loss)
       per share - diluted               $ (0.10)        $ (0.34)     $ (0.05)     $  0.01

    Weighted average common
       shares outstanding - diluted        5,571           5,648        5,683        5,861


1997:
    Net revenues                         $11,189         $ 9,982      $11,624      $11,521
    Gross profit                           7,063           6,010        6,718        6,381
    Net income (loss)                    $   744         $   195      $   457      $   452
    Net income (loss)
       per share - basic                 $  0.12         $  0.03      $  0.08      $  0.08

    Weighted average common
       shares outstanding - basic          6,082           6,007        5,913        5,800

    Net income (loss)
       per share - diluted               $  0.12         $  0.03       $ 0.08      $  0.08

    Weighted average common
       shares outstanding - diluted        6,314           6,203        6,062        5,944


Item 9 - Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

   None.

PART III

Item 10 - Directors and Executive Officers of the Registrant

    Incorporated by reference from portions of the Definitive Proxy Statement for its 1998 Annual Meeting of Stockholders.

Item 11 - Executive Compensation

    Incorporated by reference from portions of the Definitive Proxy Statement for its 1998 Annual Meeting of Stockholders.

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

  3.2          - Amended and Restated By-laws of the Registrant. (2)

  4.1          - Specimen Certificate representing the Registrant's Common
                 Stock. (1)

  4.2          - Rights Agreement, dated February 22, 1995, by and among the
                 Registrant and state Street Bank and Trust Company. (4)

 10.1          - Lease Agreement, dated July 18, 1990, by and between the
                 Registrant and Northern Manchester Trust. (1)

 10.2          - Lease Agreement, as amended, dated December 21, 1992, by and between the Registrant and 1100 Corporation. (1)

 10.3          - Lease Agreement, dated February 15,1993 by and between the
                 Registrant and Atrium Executive Center, Inc. (1)

 10.4          - Registration Agreement, dated July 25, 1984, as amended, by and among the Registrant and certain investors.(originally filed as exhibit 10.5) (1)

 10.5          - Purchase Agreement, dated July 25, 1984, by and among the
                 Registrant and certain investors. (originally filed as exhibit
                 10.6) (1)

 10.6          - 1993 Stock Incentive Plan, as amended. (originally filed as exhibit 10.8) (1)

 10.7          - 1993 Employee Stock Purchase Plan, as amended. (originally filed as exhibit 10.9) (1)

 10.8          - 1993 Director Stock Option Plan, as amended. (originally filed as exhibit 10.9) (7)

 10.9          - Stock Option Plan of August 1, 1992. (originally filed as exhibit 10.11) (1)

 10.10         - Incentive Stock Option Plan of January 1, 1985. (originally filed as exhibit 10.12) (1)

 10.11         - Stock Option Agreement, dated July 23, 1987, by and between the
                 Registrant and Mr. William M. Scranton. (originally filed as exhibit 10.13) (1)

 10.12         - Non-Qualified Employee Option Agreement, dated July 23, 1987, by and between the Registrant and Mr. Barry R. Gorsun.
                 (originally filed as exhibit 10.14) (1)

 10.13         - Promissory Note, dated April 1, 1991, by Summa Four, Ltd.
                 (originally filed as exhibit 10.19) (1)

 10.14         - Letter Agreement, dated October 15, 1992, by and between the
                 Registrant and Fleet Bank of Massachusetts, N.A., as modified.
                 (originally filed as exhibit 10.21) (1)

 10.15         - Customer Purchase Agreement, dated November 20, 1992, by and between the Registrant and Sprint/United Management Company.
                 (originally filed as exhibit 10.22) (1)

 10.16         - Customer Purchase Agreement, dated September 11, 1991, by and between the Registrant and United States Advanced Networks.
                 (originally filed as exhibit 10.24) (1)


Exhibit No.                           Description
-----------                           -----------
 10.17         - Customer Purchase Agreement, dated October 10, 1990, by and between the Registrant and Unisys Corporation. (originally filed as exhibit 10.25) (1)
 10.18         - Resale Agreement, dated November 5, 1992, by and between the
                 Registrant and IBM Canada Ltd. (originally filed as exhibit
                 10.26) (1)
 10.19         - Agreement, dated October 14, 1992, by and between the
                 Registrant and Claircom Communications Group, L.P. (originally filed as exhibit 10.27) (1)
 10.20         - Release, Settlement and License Agreement, dated November 2,
                 1992, by and among the Registrant, Omnitel Corporation, Aspect
                 Telecommunications Corporation and Richard L. Scully.
                 (originally filed as exhibit 10.28) (1)
 10.21         - Product Development and Licensing Agreement, dated January 19,
                 1990, by and between the Registrant and The Telephone
                 Connection, Inc. (originally filed as exhibit 10.30) (1)
 10.22         - Amendment dated August 31, 1994 to Lease Agreement dated July
                 18, 1990 with Northern Manchester Trust. (originally filed as exhibit 10.35) (3)
 10.23         - Amendment dated August 23, 1995 to Lease Agreement dated July
                 18, 1990 with Northern Manchester Trust. (originally filed as exhibit 10.38) (6)
 10.24         - 1997 Executive Incentive Bonus Plan. (originally filed as exhibit 10.26) (8)
 10.25         - +Employment Agreement, dated July 23, 1996, by and between the
                 Registrant and Thomas A. St. Germain. (originally filed as exhibit 10.27) (8)
 10.26         - +Employment Agreement, dated July 22, 1996, by and between the
                 Registrant and Theresa Pratt Wang. (originally filed as exhibit
                 10.28) (8)
 10.27         - +Employment Agreement, dated July 23, 1996, by and between the
                 Registrant and John H. Shaw. (originally filed as exhibit
                 10.29) (8)
 10.28         - +Employment Agreement, dated July 23, 1996, by and between the
                 Registrant and Michael G. Hluchyj. (originally filed as exhibit
                 10.30) (8)
 10.29         - +Employment Agreement, dated July 22,1996, by and between the
                 Registrant and Kendrick A. Estey. (originally filed as exhibit
                 10.31) (8)
 10.30         - +Employment Agreement, dated October 18, 1996, by and between the Registrant and Todd P. Hasselbeck. (originally filed as exhibit 10.32) (8)
 10.31         - +Agreement, dated November 16, 1996, by and between the
                 Registrant and Barry R. Gorsun. (originally filed as exhibit
                 10.33) (8)
 10.32         - +Employment Agreement, dated November 21, 1996, by and between the Registrant and Robert A. Degan. (originally filed as
                 exhibit 10.34) (8)


Exhibit No.                        Description
-----------                        -----------
 10.33         - Amendment dated June 12, 1997, to Agreement dated November 16,
                 1996 by and between the Registrant and Barry R. Gorsun.
                 (originally filed as exhibit 10.6) (11)

 10.34         - Loan Modification Agreement, dated July 28, 1993, by and between Registrant and Fleet Bank of Massachusetts, N.A.
                 (originally filed as exhibit 10.32) (2)

 10.35         - Promissory Note, dated July 28, 1993, by and between the
                 Registrant and Fleet Bank of Massachusetts, N.A. (originally filed as exhibit 10.33) (1)

 10.36         - Amendment, dated August 2, 1994, to Letter Agreement dated
                 October 15, 1992, by and the Registrant and Fleet Bank of
                 Massachusetts, N.A.(5)

 10.37         - Contract for Services Agreement, dated November 27, 1996, by and between the Registrant and D2 Technologies, Inc. (9)

 10.38         - Supply Agreement with Addendum, dated February 17, 1997, by and between the Registrant and ADC Newnet. (9)

 10.39         - Amendment dated August 30, 1996, to Letter Agreement dated
                 October 15, 1992, by and between the Registrant and Fleet Bank of Massachusetts, N.A. (9)

 10.40         - +1995 Stock Option Plan. (7)

 10.41         - +Amendment, Dated August 24, 1995, to Letter Agreement dated
                 August 24, 1995, by and between the Registrant and Fleet Bank of Massachusetts, N.A. (originally filed as exhibit 10.43) (7)

 10.42         - +Employment Agreement, dated February 14, 1998, by and between the Registrant and Philip T. Coates.

 10.43         - Employment Agreement, dated June 26, 1997, by and between the
                 Registrant and Jeffrey A. Weber. (originally filed as exhibit
                 10.5) (11)

 10.44         - +Employment Agreement, dated April 15, 1997, by and between the
                 Registrant and Richard Swee. (originally filed as exhibit
                 10.36) (10)

 10.45         - Customer Agreement, dated June 30, 1997, by and between the
                 Registrant and Mentor Graphics Corporation. (originally filed as exhibit 10.3) (11)

 10.46         - Lease Agreement dated June 2, 1997, by and between the
                 Registrant and Atrium Executive Center, Inc. (originally filed as exhibit 10.4) (11)

 10.47         - Lease Agreement, dated July 3, 1997, by and between the
                 Registrant and Bay Business Centers, Inc. (originally filed as exhibit 10.1) (12)

 10.48         - Products and Services Agreement, dated August 4, 1997, by and between the Registrant and D2 Technologies, Inc. (originally filed as exhibit 10.2) (12)

 10.49         - Software License and Maintenance Agreement, dated August 4,
                 1997, by and between the Registrant and D2 Technologies, Inc.
                 (originally filed as exhibit 10.3) (12)


Exhibit No.                         Description
-----------                         -----------
 10.50         - Loan Modification Agreement, dated December 19, 1997, by and between the Registrant and Fleet National Bank. (originally filed as exhibit 10.1) (13)

 10.51         - Promissory Note, dated December 19, 1997, by and between the
                 Registrant and Fleet National Bank.(originally filed as exhibit
                 10.2) (13)

 10.52         - Joint Development Agreement, dated June 11, 1997, by and between the Registrant and Junction, Inc. (originally filed as exhibit 10.37) (10)

 21            - Subsidiaries of the Registrant.

 23            - Consent of Coopers & Lybrand, L.L.P.

 27.1          - Financial Data Schedule

 27.2          - Restated Financial Data Schedule for Fiscal Year Ended March
                  31, 1997.

 27.3          - Restated Financial Data Schedule for Fiscal Year Ended March
                 31, 1996.

(1) Incorporation herein by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-66602), as declared effective by the Securities and Exchange Commission (the "Commission") on September 23, 1993.

 + Management contract or compensatory plan or arrangement filed as an exhibit pursuant to Item 14(c) of this report.

              The exhibits filed as part of this Annual Report on Form 10-K are listed on the exhibit index immediately preceding such exhibits, which exhibit index is incorporated herein by reference. The Company's current management contracts and executive compensation plans and arrangements are listed in the exhibit index incorporated herein by reference at exhibit numbers 10.6-10.12, 10.25-10.33, 10.40, 10.42-10.44.

    The Company will provide copies of the exhibit index, exhibits and Schedule II to shareholders upon request.

(2) Incorporation herein by reference to the Registrant's Amendment No. 2 to its Annual Report on Form 10-K for fiscal year ended March 31, 1994 filed with the Commission on June 19, 1998.

(3) Incorporation herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year endedMarch 31, 1995, filed with the Commission on June 27, 1995.

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

(7) Incorporation herein by reference to the Registrant's Amendment No. 1 to its Annual Report for the fiscalended March 31, 1996 on Form 10-K filed with the Commission on June 19, 1998.

(8) Incorporation herein by reference to the Registrant's Annual Report for the fiscal year ended March 31, 1997 on form 10-K filed with the Commission on June 23, 1997.

(9) Incorporation herein by reference to the Registrant's Amendment No. 1 to its Annual Report for the fiscal year ended March 31, 1997 on form 10-K filed with the Commission on June 19, 1998.

(10)Incorporation herein by reference to the Registrant's Quarterly Report for the quarter ended June 30, 1997 on form 10-Q filed with the Commission on August 2, 1997.

(11)Incorporation herein by reference to the Registrant's Amendment No. 1 to its Quarterly Report for the quarter ended June 30, 1997 on form 10-Q filed with the Commission on June 19, 1998.

(12) Incorporation herein by reference to the Registrant's Amendment No. 1 to its Quarterly Report for the quarter ended September 30, 1997 on form 10-Q filed with the Commission on June 19, 1998.

(13) Incorporation herein by reference to the Registrant's Amendment No. 1 to its Quarterly Report for the quarter ended December 31, 1997 on form 10-Q filed with the Commission on June 19, 2998.

   (b) No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

 SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  June 23, 1998                  Summa Four, Inc.

                                  By:  /s/ Jeffrey A. Weber
                                       -----------------------------------------
                                       Jeffrey A. Weber
                                       Vice President Finance,
                                       Chief Financial Officer
                                       (Principal Financial & Accounting
                                       Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.



      Signature                                       Title                                   Date

/s/ Barry R. Gorsun                             Chairman of the Board                    June 23, 1998
--------------------------------
Barry R. Gorsun

/s/ Robert A. Degan                             President & Chief Executive Officer      June 23, 1998
-------------------------------
Robert A. Degan

/s/ Jeffrey A. Weber                            Vice President Finance,                  June 23, 1998
-------------------------------                 Chief Financial Officer
Jeffrey A. Weber                                (Principal Financial & Accounting Officer)


/s/ Russell I. Pillar                           Director                                 June 23, 1998
--------------------------------
Russell I. Pillar

/s/ Gordon T. Ray                               Director                                 June 23, 1998
-------------------------------
Gordon T. Ray

/s/ Edgar L. Brown, Jr.                         Director                                 June 23, 1998
-------------------------------
Edgar L. Brown, Jr.

/s/ John A. Shane                               Director                                 June 23, 1998
-------------------------------
John A. Shane


                                       SUMMA FOUR, INC.

                                         SCHEDULE II
                               VALUATION AND QUALIFYING ACCOUNTS
                           YEARS ENDED MARCH 31, 1998, 1997 AND 1996
                                        (IN THOUSANDS)

                                       BEGINNING     ADDITIONS CHARGED      DEDUCTIONS/     ENDING
                                        BALANCE     TO COST AND EXPENSES     WRITE-OFFS     BALANCE

Allowance for doubtful accounts,

    1998                                  $237              $293              $ 78           $452
    1997                                   480               150               393            237
    1996                                   400               274               194            480

Inventory reserve,

    1998                                  $554              $145              $306           $393
    1997                                   442               112                 0            554
    1996                                   200               257                15            442

Warranty reserve,

    1998                                  $856              $ 72              $  0           $928
    1997                                   856                 0                 0            856
    1996                                   750               137                31            856



                              EXHIBITS

Exhibit No.      Description
-----------      -----------

 3.1           - Amended and Restated Certificate of Incorporation of the
                 Registrant. (1)

 3.2           - Amended and Restated By-laws of the Registrant. (2)

 4.1           - Specimen Certificate representing the Registrant's Common
                 Stock. (1)

 4.2           - Rights Agreement, dated February 22, 1995, by and among the
                 Registrant and state Street Bank and Trust Company. (4)

10.1           - Lease Agreement, dated July 18, 1990, by and between the
                 Registrant and Northern Manchester Trust. (1)

10.2           - Lease Agreement, as amended, dated December 21, 1992, by and between the Registrant and 1100 Corporation. (1)

10.3           - Lease Agreement, dated February 15,1993 by and between the
                 Registrant and Atrium Executive Center, Inc. (1)

10.4           - Registration Agreement, dated July 25, 1984, as amended, by and among the Registrant and certain investors. (originally filed as exhibit 10.5)(1)

10.5           - Purchase Agreement, dated July 25, 1984, by and among the
                 Registrant and certain investors. (originally filed as exhibit 10.6) (1)

10.6           - + 1993 Stock Incentive Plan, as amended. (originally filed as exhibit 10.8) (1)

10.7           - + 1993 Employee Stock Purchase Plan, as amended. (originally filed as exhibit 10.9) (1)

10.8           - + 1993 Director Stock Option Plan, as amended. (originally filed as exhibit 10.9) (7)

10.9           - + Stock Option Plan of August 1, 1992. (originally filed as exhibit 10.11) (1)

10.10          - + Incentive Stock Option Plan of January 1, 1985. (originally filed as exhibit 10.12) (1)

10.11          - + Stock Option Agreement, dated July 23, 1987, by and between the Registrant and Mr. William M. Scranton. (originally filed as exhibit 10.13) (1)

10.12          - + Non-Qualified Employee Option Agreement, dated July 23, 1987, by and between the Registrant and Mr. Barry R. Gorsun. (originally filed as exhibit 10.14) (1)

10.13          - Promissory Note, dated April 1, 1991, by Summa Four, Ltd.
                 (originally filed as exhibit 10.19) (1)

10.14          - Letter Agreement, dated October 15, 1992, by and between the
                 Registrant and Fleet Bank of Massachusetts, N.A., as modified. (originally filed as exhibit 10.21) (1)

10.15          - Customer Purchase Agreement, dated November 20, 1992, by and between the Registrant and Sprint/United Management Company. (originally filed as exhibit 10.22) (1)

10.16          - Customer Purchase Agreement, dated September 11, 1991, by and between the Registrant and United States Advanced Networks. (originally filed as exhibit 10.24) (1)


 Exhibit No.                      Description
 ----------                       -----------
 10.17         - Customer Purchase Agreement, dated October 10, 1990, by and between the Registrant and Unisys Corporation. (originally filed as exhibit 10.25) (1)

 10.18         - Resale Agreement, dated November 5, 1992, by and between the
                 Registrant and IBM Canada Ltd. (originally filed as exhibit
                 10.26) (1)

 10.19         - Agreement, dated October 14, 1992, by and between the
                 Registrant and Claircom Communications Group, L.P. (originally filed as exhibit 10.27) (1)

 10.20         - Release, Settlement and License Agreement, dated November 2,
                 1992, by and among the Registrant, Omnitel Corporation, Aspect
                 Telecommunications Corporation and Richard L. Scully.
                 (originally filed as exhibit 10.28) (1)

 10.21         - Product Development and Licensing Agreement, dated January 19,
                 1990, by and between the Registrant and The Telephone
                 Connection, Inc. (originally filed as exhibit 10.30) (1)

 10.22         - Amendment dated August 31, 1994 to Lease Agreement dated July
                 18, 1990 with Northern Manchester Trust. (originally filed as exhibit 10.35) (3)

 10.23         - Amendment dated August 23, 1995 to Lease Agreement dated July
                 18, 1990 with Northern Manchester Trust. (originally filed as exhibit 10.38) (6)

 10.24         - 1997 Executive Incentive Bonus Plan. (originally filed as exhibit 10.26) (8)

 10.25         - + Employment Agreement, dated July 23, 1996, by and between the
                 Registrant and Thomas A. St. Germain. (originally filed as exhibit 10.27) (8)

 10.26         - + Employment Agreement, dated July 22, 1996, by and between the
                 Registrant and Theresa Pratt Wang. (originally filed as exhibit
                 10.28) (8)

 10.27         - + Employment Agreement, dated July 23, 1996, by and between the
                 Registrant and John H. Shaw. (originally filed as exhibit
                 10.29) (8)

 10.28         - + Employment Agreement, dated July 23, 1996, by and between the
                 Registrant and Michael G. Hluchyj. (originally filed as exhibit
                 10.30) (8)

 10.29         - + Employment Agreement, dated July 22,1996, by and between the
                 Registrant and Kendrick A. Estey. (originally filed as exhibit
                 10.31) (8)

 10.30        -  + Employment Agreement, dated October 18, 1996, by and between the Registrant and Todd P. Hasselbeck. (originally filed as exhibit 10.32) (8)

 10.31         - + Agreement, dated November 16, 1996, by and between the
                 Registrant and Barry R. Gorsun. (originally filed as exhibit
                 10.33) (8)

 10.32         - + Employment Agreement, dated November 21, 1996, by and between the Registrant and Robert A. Degan. (originally filed as exhibit 10.34) (8)

 Exhibit No.      Description
 -----------      -----------

 10.33         - + Amendment dated June 12, 1997, to Agreement dated November
                 16, 1996 by and between the Registrant and Barry R. Gorsun. (originally filed as exhibit 10.6) (11)

 10.34         - Loan Modification Agreement, dated July 28, 1993, by and between Registrant and Fleet Bank of Massachusetts, N.A. (originally filed as exhibit 10.32) (2)

 10.35         - Promissory Note, dated July 28, 1993, by and between the
                 Registrant and Fleet Bank of Massachusetts, N.A. (originally filed as exhibit 10.33) (1)

 10.36         - Amendment, dated August 2, 1994, to Letter Agreement dated
                 October 15, 1992, by and the Registrant and Fleet Bank of Massachusetts, N.A.(5)

 10.37         - Contract for Services Agreement, dated November 27, 1996, by and between the Registrant and D2 Technologies, Inc. (9)

 10.38         - Supply Agreement with Addendum, dated February 17, 1997, by and between the Registrant and ADC Newnet. (9)

 10.39         - Amendment dated August 30, 1996, to Letter Agreement dated
                 October 15, 1992, by and between the Registrant and Fleet Bank of Massachusetts, N.A. (9)

 10.40         - +1995 Stock Option Plan. (7)

 10.41         - Amendment, Dated August 24, 1995, to Letter Agreement dated
                 August 24, 1995, by and between the Registrant and Fleet Bank of Massachusetts, N.A. (originally filed as exhibit 10.43) (7)

 10.42         - + Employment Agreement, dated February 14, 1998, by and between the Registrant and Philip T. Coates.

 10.43         - + Employment Agreement, dated June 26, 1997, by and between the
                 Registrant and Jeffrey A. Weber. (originally filed as exhibit 10.5) (11)

 10.44         - + Employment Agreement, dated April 15, 1997, by and between the Registrant and Richard Swee. (originally filed as exhibit 10.36) (10)

 10.45         - Customer Agreement, dated June 30, 1997, by and between the
                 Registrant and Mentor Graphics Corporation. (originally filed as exhibit 10.3) (11)

 10.46         - Lease Agreement dated June 2, 1997, by and between the
                 Registrant and Atrium Executive Center, Inc. (originally filed as exhibit 10.4) (11)

 10.47         - Lease Agreement, dated July 3, 1997, by and between the
                 Registrant and Bay Business Centers, Inc. (originally filed as exhibit 10.1) (12)

 10.48         - Products and Services Agreement, dated August 4, 1997, by and between the Registrant and D2 Technologies, Inc. (originally filed as exhibit 10.2) (12)

 10.49         - Software License and Maintenance Agreement, dated August 4,
                 1997, by and between the Registrant and D2 Technologies, Inc. (originally filed as exhibit 10.3) (12)

Exhibit No.      Description
-----------      -----------

 10.50         - Loan Modification Agreement, dated December 19, 1997, by and between the Registrant and Fleet National Bank. (originally filed as exhibit 10.1) (13)

 10.51         - Promissory Note, dated December 19, 1997, by and between the
                 Registrant and Fleet National Bank. (originally filed as exhibit 10.2) (13)

 10.52         - Joint Development Agreement, dated June 11, 1997, by and between the Registrant and Junction, Inc. (originally filed as exhibit 10.37) (10)

 21            - Subsidiaries of the Registrant.

 23            - Consent of Coopers & Lybrand, L.L.P.

 27.1          - Financial Data Schedule

 27.2          - Restated Financial Data Schedule for Fiscal Year Ended March
                 31, 1997.

 27.3          - Restated Financial Data Schedule for Fiscal Year Ended March
                 31, 1996.

(1) Incorporation herein by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-66602), as declared effective by the Securities and Exchange Commission (the "Commission") on September 23, 1993.

 + Management contract or compensatory plan or arrangement filed as an exhibit pursuant to Item 14(c) of this report.

              The exhibits filed as part of this Annual Report on Form 10-K are listed on the exhibit index immediately preceding such exhibits, which exhibit index is incorporated herein by reference. The Company's current management contracts and executive compensation plans and arrangements are listed in the exhibit index incorporated herein by reference at exhibit numbers 10.6-10.12, 10.25-10.33, 10.40, 10.42-10.44.

    The Company will provide copies of the exhibit index, exhibits and Schedule II to shareholders upon request.

(2) Incorporation herein by reference to the Registrant's Amendment No. 2 to its Annual Report on Form 10-K for fiscal year ended March 31, 1994 filed with the Commission on June 19, 1998.

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

(6) Incorporation herein by reference to the Registrant's Annual Report for the fiscal year ended March 31, 1996on Form 10-K filed with the Commission on June 17, 1996.

(7) Incorporation herein by reference to the Registrant's Amendment No. 1 to its Annual Report for the fiscal yeaended March 31, 1996 on Form 10-K filed with the Commission on June 19, 1998.

(8) Incorporation herein by reference to the Registrant's Annual Report for the fiscal year ended March 31, 1997 on form 10-K filed with the Commission on June 23, 1997.

 (9) Incorporation herein by reference to the Registrant's Amendment No. 1 to its Annual Report for the fiscal year ended March 31, 1997 on form 10-K filed with the Commission on June 19, 1998.

(10) Incorporation herein by reference to the Registrant's Quarterly Report for the quarter ended June 30, 1997 on form 10-Q filed with the Commission on August 2, 1997.

(11) Incorporation herein by reference to the Registrant's Amendment No. 1 to its Quarterly Report for the quarter ended June 30, 1997 on form 10-Q filed with the Commission on June 19, 1998.

(12) Incorporation herein by reference to the Registrant's Amendment No. 1 to its Quarterly Report for the quarter ended September 30, 1997 on form 10-Q filed with the Commission on June 19, 1998.

(13) Incorporation herein by reference to the Registrant's Amendment No. 1 to its Quarterly Report for the quarter ended December 31, 1997 on form 10-Q filed with the Commission on June 19, 2998.

   (b) No reports on Form 8-K have been filed during the last quarter of the period covered by this report.