Form 10-Q
period 1998-06-30
SUMMA FOUR INC
filed 1998-08-14
CIK 900095

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                         ------------------------------

                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended       JUNE 30, 1998
                                        -------------------------

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________________________

         Commission File Number            0-22210
                                ---------------------------------

                                SUMMA FOUR, INC.
             (Exact name of registrant as specified in its charter)

              Delaware                               02-0329497
     (State of Incorporation)            (IRS Employer Identification Number)

               25 Sundial Avenue, Manchester, New Hampshire 03103
              (Address of registrant's principal executive office)

                                 (603) 625-4050
                         (Registrant's telephone number)

                         ------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practical date.

                     Common Stock, $.01 par value 6,601,981
                         Outstanding as of June 30, 1998

================================================================================

                                SUMMA FOUR, INC.


                               INDEX TO FORM 10-Q

                                                                         Page(s)

Part I - Financial Information:

   Item 1 - Financial Statements

        Condensed Consolidated Balance Sheets as of                          1
        June 30, 1998 and March 31, 1998

        Condensed Consolidated Statements of Income                          2
        for the three months ended June 30, 1998 and 1997

        Condensed Consolidated Statements of Comprehensive                   3
        Income for the three months ended June 30, 1998 and 1997

        Condensed Consolidated Statements of Cash Flows                      4
        for the three months ended June 30, 1998 and 1997

        Notes to Condensed Consolidated Financial Statements               5-7

   Item 2 - Management's Discussion and Analysis of
            Financial Condition and Results of Operations                 8-11

Part II - Other Information:

   Item 1 - Legal Proceedings                                               12

   Item 2 - Changes in Securities                                           12

   Item 3 - Defaults Upon Senior Securities                                 12

   Item 4 - Submission of Matters to a Vote of                              12
            Security Holders

   Item 5 - Other Information                                               12

   Item 6 - Exhibits and Reports on Form 8-K                                12

Signature(s)                                                                13

Exhibits Index                                                              14

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 1
                                                                       PAGE 1

                                 SUMMA FOUR, INC.
                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)

                                                                    JUNE 30, 1998       MARCH 31, 1998
                                                                    -------------       --------------
                                                                     (Unaudited)
ASSETS
------

Current assets:
   Cash and cash equivalents                                           $  4,536            $  2,083
   Investments - current                                                 13,480              16,148
   Accounts receivable, net                                              11,178              11,398
   Inventories, net                                                       5,569               4,036
   Deferred income taxes                                                  2,208               2,208
   Prepaid and other current assets                                       1,678               3,933
                                                                       --------            --------
        Total current assets                                             38,649              39,806
                                                                       --------            --------

Investments - non-current                                                10,253               8,987
Property and equipment, net                                               7,302               6,842
Deferred income taxes                                                       306                 306
Other assets                                                                731                 655
                                                                       --------            --------
        Total assets                                                   $ 57,241            $ 56,596
                                                                       ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
   Accounts payable                                                    $  3,538            $  4,103
   Accrued payroll and related expenses                                   1,084               1,217
   Other accrued liabilities                                              3,022               3,393
   Deferred revenues                                                      2,884               3,378
                                                                       --------            --------
        Total current liabilities                                        10,528              12,091

Other long-term liabilities                                                 873                 938

Commitments and contingencies (note 5)

Stockholders' equity:
   Preferred stock, $.01 par value; authorized 1,000,000 shares no shares issued
   Common stock, $.01 par value; authorized 20,000,000
        shares; issued 6,601,981 shares at June 30, 1998 and
        6,601,697 at March 31, 1998                                          66                  66
   Additional paid-in capital                                            44,058              44,285
   Retained earnings                                                     12,707              10,423
   Cumulative translation adjustment                                        (68)                (28)
   Unrealized gains (losses) on investments                                 (10)                (15)
   Treasury stock, at cost, 830,556 shares at June 30, 1998 and
        835,290 shares at March 31, 1998                                (10,913)            (11,164)
                                                                       --------            --------
        Total stockholders' equity                                       45,840              43,567
                                                                       --------            --------
        Total liabilities and stockholders equity                      $ 57,241            $ 56,596
                                                                       ========            ========


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

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 1
                                                                       PAGE 2

                                SUMMA FOUR, INC.

                   Condensed Consolidated Statements of Income
                                   (Unaudited)
                      (In thousands, except per share data)

                                                     Three Months Ended
                                                          JUNE 30,
                                                 --------------------------
                                                   1998               1997
                                                 -------            -------

Net revenues                                     $ 9,678            $ 9,276
Cost of revenues                                   4,446              4,334
                                                 -------            -------

     Gross profit                                  5,232              4,942
                                                 -------            -------

Operating expenses:
     Selling, general and administrative           3,773              3,504
     Research and development                      2,750              2,795
                                                 -------            -------

     Total operating expenses                      6,523              6,299
                                                 -------            -------

Operating (loss) income                           (1,291)            (1,357)

Other income:
     Interest and other income, net                4,654                525
                                                 -------            -------

Income (loss) before income taxes                  3,363               (832)

Provision for (benefit from) income taxes          1,076               (266)
                                                 -------            -------

Net income (loss)                                $ 2,287            $  (566)
                                                 =======            =======

Net income (loss) per share - basic              $  0.40            $ (0.10)

Weighted average common shares
     outstanding - basic                           5,771              5,571

Net income (loss) per share - diluted            $  0.39            $ (0.10)

Adjusted weighted average common
     shares outstanding - diluted                  5,891              5,571


  The accompanying notes are an integral part of these condensed consolidated financial statements

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 1
                                                                       PAGE 3

                                SUMMA FOUR, INC.
            Condensed Consolidated Statements of Comprehensive Income
                                   (unaudited)
                                 (In thousands)

                                                             Three Months Ended
                                                                  June 30,
                                                             1998          1997
                                                            ------        -----
Net income                                                  $2,287        $(566)
                                                                          -----
Other comprehensive income net of tax:
     Foreign currency translation adjustment                   (40)           -
     Unrealized holding gains (losses) on securities
           arising during the period                             5          (71)
                                                            ------        -----
Other comprehensive income                                     (35)         (71)
                                                            ------        -----
Comprehensive income                                        $2,252        $(637)
                                                            ======        =====



  The accompanying notes are an integral part of these condensed consolidated financial statements

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 1
                                                                       PAGE 4

                                SUMMA FOUR, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                        Three Months Ended
                                                                             JUNE 30,
                                                                     ------------------------
                                                                       1998             1997
                                                                     -------          -------

Cash flows from operating activities:
     Net (loss) income                                               $ 2,287          $  (566)
                                                                     -------          -------
Adjustments to reconcile net (loss) income to net
     cash (used in) provided by operating activities:
     Depreciation and amortization                                       794              629
     Provision for doubtful accounts                                      20                -
Changes in operating assets and liabilities:
     Accounts receivable                                                 200            1,092
     Inventory                                                        (1,533)          (1,251)
     Prepaid and other current assets                                  2,255              628
     Other assets                                                        (75)             (61)
     Accounts payable                                                   (565)            (253)
     Accrued payroll and related expenses                               (133)              66
     Deferred revenues                                                  (550)               -
     Other accrued expenses and other liabilities                       (372)          (1,384)
                                                                     -------          -------
     Total adjustments                                                    41             (534)
                                                                     -------          -------
          Net cash  provided by (used in) operating activities         2,328           (1,100)
                                                                     -------          -------

Cash flows from investing activities:
     Purchases of property and equipment                              (1,255)          (1,074)
     Sales (purchases) of investments, net                             1,407           (3,074)
                                                                     -------          -------
          Net cash provided by (used in) investing activities            152           (4,148)
                                                                     -------          -------

Cash flows from financing activities:
     Proceeds from sales of stock under  stock option
          and purchase plans                                              24              320
     Principle payments under capital lease obligations                   (8)              (7)
                                                                     -------          -------
          Net cash provided by financing activities                       16              313
                                                                     -------          -------
Effect of exchange rate on cash                                          (43)               -
Net increase (decrease) in cash and cash equivalents                   2,453           (4,935)
Cash and cash equivalents, beginning of period                         2,083            6,169
                                                                     -------          -------
Cash and cash equivalents, end of period                             $ 4,536          $ 1,234
                                                                     =======          =======

Supplemental disclosure of cash flow information:
     Cash paid for interest                                                2                3
     Cash paid for income taxes                                           60              709



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 1
                                                                       PAGE 5

                                SUMMA FOUR, INC.
         Notes to Unaudited Condensed Consolidated Financial Statements
                                  June 30, 1998

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

         In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended March 31, 1999, or any other future financial period. For further information, refer to the Company's consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended March 31, 1998 filed with the Securities and Exchange Commission. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2. INVENTORIES

         Inventories, valued at the lower of cost (determined using the first-in, first-out method) or market were as follows (in thousands):

                                               JUNE 30, 1998     MARCH 31, 1998
                                               -------------     --------------

           Raw materials                          $ 1,868            $ 1,898
           Work-in-process                          2,631              1,309
           Finished goods                           1,070                829
                                                  -------            -------
                                                  $ 5,569            $ 4,036
                                                  =======            =======

3. MAJOR CUSTOMER INFORMATION

         Historically, a significant portion of the Company's net revenues is derived from a limited number of customers. Approximately 30% of the Company's net revenues for the three months ended June 30, 1998 were from three customers accounting for 12%, 11%, and 7%, respectively, of net revenues. Approximately 28% of the Company's net revenues for the three months ended June 30, 1997 were from three customers accounting for 11%, 10%, and 7%, respectively, of net revenues.

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 1
                                                                       PAGE 6

4. RECENT PRONOUNCEMENT

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." This statement requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. The statement will be effective for annual periods beginning after December 15, 1997. Reclassification for earlier periods is required for comparative purposes. The Company has adopted SFAS No. 130 in its first (current) quarter for fiscal 1999.

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." This statement includes requirements to report selected segment information quarterly and entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. The statement will be effective for annual periods beginning after December 15, 1997 and the Company will adopt its provisions in fiscal 1999. Reclassifications for earlier periods is required, unless impracticable, for comparative purposes. The Company is currently evaluating the impact SFAS No. 131 will have on its financial statements; however, because SFAS No. 131 only requires additional disclosure, the Company does not expect a material impact on its financial position or results of operations.

         In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued the statement of position ("SOP") 97-2 "Software Revenue Recognition," which will supersede SOP 91-1. SOP 97-2 has not changed the basic rules of revenue recognition but does provide more guidance, particularly with respect to multiple deliverables and "when and if available" products. SOP 97-2 is effective for transactions entered into for annual periods beginning after December 15, 1997. The effect from adopting SOP 97-2 is immaterial.

5. CONTINGENCIES

         On May 22, 1998, Excel Switching Corporation ("Excel") filed suit in U.S. District Court for the District of Massachusetts alleging that certain unspecified telecommunications products of the Company have infringed U.S. Patent Nos. 5,546,453, 5,426,694, and 5,349,579
         allegedly owned by Excel. The Company has answered Excel's complaint, alleging that the Company has not infringed the Excel patents, and that those patents are invalid. The Company has also asserted appropriate counterclaims and intends to vigorously defend the litigation. The litigation is, however, in its early stages and its outcome is, therefore, uncertain at this time.

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 1
                                                                       PAGE 7

6. EARNINGS PER SHARE

         Basic earnings per share excludes the dilutive effect of common equivalent securities and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if stock options were exercised that resulted in the issuance of common stock that then shared in the earnings of the entity. In accordance with SFAS No. 128, the Company has restated all prior period earnings per share data presented. A reconciliation between basic earnings per share and diluted earnings per share is as follows (in thousands except per share data):

                                                               June 30,
                                                         1998           1997
                                                        ------         ------
Basic

Weighted average common shares outstanding               5,771          5,571
                                                        ======         ------

Net income (loss)                                       $2,287         $ (566)

Per share amount                                        $ 0.40         $(0.10)
                                                        ======         ======

Diluted

Weighted average common shares outstanding               5,771          5,571

Net effect of dilutive stock options -
based on the treasury stock method                         120              0
                                                        ------         ------
Total                                                    5,891          5,571
                                                        ======         ======

Net income (loss)                                       $2,287         $ (566)

Per share amount                                        $ 0.39         $(0.10)
                                                        ======         ======


7. SUBSEQUENT EVENTS

         On July 27, 1998 the Company entered into a definitive agreement with Cisco Systems, Inc. ("Cisco") pursuant to which Cisco would acquire the Company. Under the terms of the agreement, which has been approved by the board of directors of each company, between 0.161 and 0.197 shares of Cisco common stock would be exchanged for each outstanding share of common stock of the Company. The completion of the transaction is subject to approval by the Company's stockholders and various other conditions, including approval under the Hart-Scott-Rodino Antitrust Improvements Act.

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 2
                                                                       PAGE 8

                                SUMMA FOUR, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                  June 30, 1998


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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1997

Net revenues increased by $0.4 million (4%) to $9.7 million for the three months ended June 30, 1998 compared to $9.3 million, for the three months ended June 30, 1997. Shipments to the Company's application developers and reseller customers represented approximately 58% of revenues for the three months ended June 30, 1998 compared to 65% for the three months ended June 30, 1997. Shipments to international customers represented approximately 47% of total revenues for the quarter ended June 30, 1998 versus 53% for the same quarter in 1997. Shipments to Asian markets were below plan, primarily the result of weak economic conditions throughout that region.

Gross profit increased by $0.3 million (6%) to $5.2 million for the three months ended June 30, 1998 compared to $4.9 million for the three months ended June 30, 1997. Gross margin increased to 54% in the three months ended June 30, 1998 from 53% in the three months ended June 30, 1997. The increase in gross margin, when compared to the same quarter in the previous fiscal year, was primarily attributable to a shift in sales mix toward the newly introduced VCO-4K switch which contains higher margin components. The Company does not believe that the current gross margins are necessarily indicative of future gross margins which may be affected by the level of net revenues, customer mix, cost of components, continuing introduction of new product(s) and discounts granted to high volume purchasers.

Selling, general and administrative expenses increased by $0.3 million (9%) to $3.8 million, or 39% of net revenues, for the three months ended June 30, 1998 compared with $3.5 million, or 38% of net revenues, for the three months ended June 30, 1997. The increase in expenses was primarily due to an increased level of sales personnel in the period ended June 30, 1998 compared to June 30, 1997.

Research and development expenses were $2.8 million or 28% of net revenues for the three months ended June 30, 1998 compared to $2.8 million or 30% of net revenues for the three months ended June 30, 1997. The Company believes that its current spending level on research and development is required to advance its position as a core network supplier for telecommunications service providers. Included are costs attributable to research and development directed to the new Sigma line of standards based programmable switches.

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 2
                                                                       PAGE 9


Operating income increased by $0.1 million to a loss of $1.3 million for the three months ended June 30, 1998 compared to a loss of $1.4 million for the three months ended June 30, 1997. The current quarter loss was primarily due to revenue shortfall related to reduced sales levels within the Asian markets, primarily the result of weak economic conditions throughout that region.

Interest and other income increased by $4.2 million to $4.7 million for the three months ended June 30, 1998 compared to $0.5 million for the three months ended June 30, 1997. The increase is primarily due to the receipt of $4.4 million (net) from the settlement of litigation.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1998, the Company had $28.3 million in cash, cash equivalents and investments. At March 31, 1998, the Company had $27.2 million in cash, cash equivalents and investments. This increase is primarily due to the receipt of funds in connection with the settlement of a lawsuit. At June 30, 1998, the ratio of current assets to current liabilities was 3.7:1 compared to 3.3:1 at March 31, 1998. Purchase commitments to suppliers of the Company's products were approximately $5.9 million and $8.2 million at June 30, 1998 and March 31, 1998, respectively.

Inventory increased by $1.6 million (40%) to $5.6 million at June 30, 1998 from $4.0 million at March 31, 1998. The increase primarily resulted from lower than anticipated product shipments, particularly to the Asian market where weakened economic conditions prevail.

Other current assets decreased to $1.7 million at June 30, 1998 from $3.9 million at March 31, 1998. The decrease resulted primarily from the reduction of prepaid items which have now been incurred as expense.

The Company maintains an unsecured bank line of credit in the amount of $6.0 million. At June 30, 1998, no borrowings were outstanding under this line. Unless renewed, the line expires in September 1998. This line bears interest at the bank's prime interest rate per annum (8.5% at June 30, 1998). The Company believes that cash generated from operations and the total of its cash and current investments, together with existing sources of debt financing, will be sufficient to meet its anticipated cash requirements for working capital and capital expenditures for at least the next twelve months.

On December 16, 1996, the Company's Board of Directors authorized the repurchase of up to 500,000 shares of common stock as an extension of the Company's repurchase program. As of June 30, 1998, the Company had repurchased a cumulative total of 405,065 shares related to this extension at an average cost of $10.16 per share and had reissued 45,475 shares at an average price of $7.37 related to purchases under its Employee Stock Purchase Plan. The repurchases were funded through the Company's cash and investments. The Company has no immediate plans to continue to repurchase shares but may elect to repurchase additional shares of its common stock, at some future point, depending on stock market conditions, price per share and other factors.

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

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 2
                                                                       PAGE 10

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

A number of uncertainties exist that could affect the Company's future operating results, including without limitation, the following:

         - On July 27, 1998, the Company entered into a definitive agreement with Cisco Systems, Inc. (the "Merger Agreement") pursuant to which the Company's stockholders would be issued between 0.161 and
              0.197 shares of Cisco common stock for each share of the Company's common stock held by them and the Company would be merged with a wholly owned subsidiary of Cisco (the "Merger") and would thereby become a wholly owned subsidiary of Cisco. The consummation of the Merger is subject to certain conditions and approvals, including approval by the Company's stockholders and approval under the Hart-Scott-Rodino Antitrust Improvements Act. Certain business relationships of the Company, including employee, customer and supplier relations, could be influenced by the prospect of the Merger. There can be no assurance that such relationships will not be adversely affected in contemplation of the Merger. In addition, matters in connection with the Merger will require dedication of management resources, which may temporarily distract attention from the day-to-day business of the Company. As a result of the foregoing, and in the event that the Merger is not consummated, the Company's results of operations could be materially and adversely affected.

         - The Company has entered into a strategic license agreement with Dialogic, Inc. The Company has also formed Summation, LLC, a jointly owned entity whose principals are the Company which holds a majority interest, and Junction, Inc., a California based development company. Under the terms of the Merger Agreement, and subject to the consummation of the merger, the Company has entered into an agreement with Junction, Inc. to purchase its interest in Summation, LLC upon the closing of the merger. The Company anticipates that these relationships will result in the development of a new line of standards based programmable switches (Sigma) targeted for late fiscal 1999. The Company further anticipates that the expenses associated with these developmental activities will be funded from operations. There can be no assurance that these or other similar relationships will result in the development of salable product(s) which will be beneficial to the future of the Company or that products produced by these or other similar relationships will be developed in a cost effective manner and be available for sale within the time frame required.

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

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 2
                                                                       PAGE 11

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

         - The Company's future results of operations and financial condition will depend, in part, on its ability to obtain and maintain patent protection for its products, to preserve its trade secrets and to operate without infringing on proprietary rights of third parties, including the cost of defending against such claims (see item 1, Legal Proceedings). There can be no assurance that the Company will be able to obtain and/or adequately protect the intellectual property required for it to compete effectively.

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

                                                                       FORM 10-Q
                                                                       PART II
                                                                       ITEM 1-6
                                                                       PAGE 12

                                SUMMA FOUR, INC.
                           Part II - Other Information
                                  June 30, 1998

ITEM 1 - LEGAL PROCEEDINGS

         On May 22, 1998, Excel Switching Corporation ("Excel") filed suit in U.S. District Court for the District of Massachusetts alleging that certain unspecified telecommunications products of the Company have infringed U.S. Patent Nos. 5,546,453, 5,426,694, and 5,349,579
         allegedly owned by Excel. The Company has answered Excel's complaint, alleging that the Company has not infringed the Excel patents, and that those patents are invalid. The Company has also asserted appropriate counterclaims and intends to vigorously defend the litigation. The litigation is, however, in its early stages and its outcome is, therefore, uncertain at this time.

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

         b.       REPORTS ON FORM 8-K

         A current report on Form 8-K was filed with the Securities and Exchange Commission on June 2, 1998 whereby the Company reported in Item 5 of such report that it had settled certain litigation.

                                                                       FORM 10-Q
                                                                       PART II
                                                                       PAGE 13



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Summa Four, Inc.



         Date: August 14, 1998              /s/ Robert A. Degan
                                           -------------------------------------
                                           Robert A. Degan
                                           President and Chief Executive Officer



         Date: August 14, 1998              /s/ Jeffrey A. Weber
                                           -------------------------------------
                                           Jeffrey A. Weber
                                           Vice President Finance and
                                             Chief Financial Officer

                                                                       FORM 10-Q
                                                                       PART II
                                                                       PAGE 14

Exhibit Index

Exhibit No.                Description
-------------              -----------

10.1 Amendment dated June 3, 1998 to lease agreement dated July 18, 1990 with Northern Manchester trust.

10.2 Operating Agreement dated April 3, 1998, by and between the Registrant and Junction, Inc.

27.                        Financial Data Schedule